Form 10-Q
period 2024-06-30
FibroBiologics, Inc.
filed 2024-08-07
CIK 1958777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41934

FibroBiologics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3329066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

455 E. Medical Center Blvd, Suite 300 Houston, TX 77598	77598
(Address of principal executive offices)	(Zip Code)

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

At August 6, 2024, 35,159,125 shares of FibroBiologics, Inc.’s Common Stock, $0.00001 par value per share were outstanding.

FibroBiologics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2024

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FibroBiologics, Inc.

Condensed Balance Sheets

(in thousands, except shares and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,973	$9,163
Prepaid expenses	518	36
Other current assets	18	16
Total current assets	6,509	9,215
Property and equipment, net	799	797
Operating lease right-of-use asset, net	1,604	1,809
Total assets	$8,912	$11,821

Liabilities and stockholders’ equity/(deficit)
Current liabilities
Accounts payable and accrued expenses	$1,208	$1,444
Parent company payable	—	141
Operating lease liability, short-term	382	362
GEM commitment fee payable	1,941	—
Forward contract liability	1,500	—
Liability instrument	—	7,236
Warrant liability	4,814	—
Short-term note payable	287	—
Total current liabilities	10,132	9,183
Operating lease liability, long-term	1,167	1,385
Total liabilities	11,299	10,568

Stockholders’ equity/(deficit)
Preferred Stock, $0.00001 par value; 8,750,000 Series A Preferred shares authorized; 0 shares and 8,750,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, $0.00001 par value; 5,000,000 Series B Preferred shares authorized; 0 shares and 4,171,445 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, $0.00001 par value; 5,000,000 Series B-1 Preferred shares authorized; 0 shares and 89,781 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, $0.00001 par value; 2,500 Series C Preferred shares authorized; 2,500 shares and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Non-voting Common Stock, $0.00001 par value; 30,000,000 shares authorized; 0 shares and 28,230,842 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	1
Voting Common Stock, $0.00001 par value; 100,000,000 shares authorized; 32,719,125 shares and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	29,532	25,609
Accumulated deficit	(31,919)	(24,357)
Total stockholders’ equity/(deficit)	(2,387)	1,253
Total liabilities and stockholders’ equity/(deficit)	$8,912	$11,821

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

FibroBiologics, Inc.

Condensed Statements of Operations

(unaudited, in thousands, except shares and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$975	$547	$1,935	$1,021
General, administrative and other	2,249	1,546	4,739	3,337
Total operating expenses	3,224	2,093	6,674	4,358
Loss from operations	(3,224)	(2,093)	(6,674)	(4,358)
Other income/(expense):
Change in fair value of liability instrument and warrant liability	5,527	—	2,422	—
Change in fair value of forward contract liability	(1,500)		(1,500)	—
Commitment fee expense	—	—	(1,941)	—
Other income/(loss)	30	(57)	30	(72)
Interest income	70	—	110	—
Interest expense	(5)	(10)	(9)	(146)
Net income/(loss)	898	(2,160)	(7,562)	(4,576)
Deemed dividend	—	—	—	(2,573)
Net income/(loss) attributable to common stockholders	$898	$(2,160)	$(7,562)	$(7,149)
Net income/(loss) per share, basic and diluted	$0.03	$(0.08)	$(0.24)	$(0.25)
Weighted-average shares outstanding, basic and diluted	32,719,125	28,230,842	31,926,444	28,230,842

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

FibroBiologics, Inc.

Condensed Statements of Changes in Stockholders’ Equity/(Deficit)

(unaudited, in thousands, except shares)

For the three and six months ended June 30, 2024

	Net Parent	Series A Preferred Stock		Series B Preferred Stock		Series B-1 Preferred Stock		Series C Preferred Stock		Non-voting Common Stock		Voting Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Investment	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2023	$—	8,750,000	$—	4,171,445	$—	89,781	$—	—	$—	28,230,842	$1	—	$—	$25,609	$(24,357)	$1,253
Issuance of Series C Preferred Stock	—	—	—	—	—	—	—	2,500	—	—	—	—	—	45	—	45
Conversion to Voting Common Stock	—	—	—	(4,171,445)	—	(89,781)	—	—	—	(28,230,842)	(1)	32,492,068	—	1	—	—
Cancellation of Series A Preferred Stock upon Direct Listing	—	(8,750,000)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of Common Stock	—	—	—	—	—	—	—	—	—	—	—	227,057	—	2,819	—	2,819
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	480	—	480
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,460)	(8,460)
Balance (Unaudited) – March 31, 2024	—	—	—	—	—	—	—	2,500	—	—	—	32,719,125	—	28,954	(32,817)	(3,863)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	578	—	578
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	898	898
Balance (Unaudited) – June 30, 2024	$—	—	$—	—	$—	—	$—	2,500	$—	—	$—	32,719,125	$—	$29,532	$(31,919)	$(2,387)

For the three and six months ended June 30, 2023

	Net Parent	Series A Preferred Stock		Series B Preferred Stock		Series B-1 Preferred Stock		Series C Preferred Stock		Non-voting Common Stock		Voting Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Investment	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	$1,461	8,750,000	$—	381,658	$—	—	$—	—	$—	28,230,842	$1	—	$—	$2,414	$(7,872)	$(3,996)
Sale of Series B Preferred Stock, net of direct costs	—	—	—	911,379	—	—	—	—	—	—	—	—	—	4,889	—	4,889
Issuance of Series B Preferred Stock for conversion of Notes and accrued interest	—	—	—	799,603	—	—	—	—	—	—	—	—	—	4,286	—	4,286
Deemed dividend related to ROFN Agreement derivative liability	(1,461)	—	—	—	—	—	—	—	—	—	—	—	—	(1,112)	—	(2,573)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	448	—	448
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,415)	(2,415)
Balance (Unaudited) – March 31, 2023	—	8,750,000	—	2,092,640	—	—	—	—	—	28,230,842	1	—	—	10,925	(10,287)	639
Sale of Series B Preferred Stock, net of direct costs	—	—	—	1,659,015	—	—	—	—	—	—	—	—	—	10,056	—	10,056
Sale of Series B-1 Preferred Stock, net of direct costs	—	—	—	—	—	13,888	—	—	—	—	—	—	—	253	—	253
Issuance of Series B Preferred Stock for conversion of Notes and accrued interest	—	—	—	419,790	—	—	—	—	—	—	—	—	—	2,117	—	2,117
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	448	—	448
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,160)	(2,160)
Balance (Unaudited) – June 30, 2023	$—	8,750,000	$—	4,171,445	$—	13,888	$—	—	$—	28,230,842	$1	—	$—	$23,799	$(12,447)	$11,353

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

FibroBiologics, Inc.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(7,562)	$(4,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of liability instrument and warrant liability	(2,422)	—
Change in fair value of forward contract liability	1,500	—
Stock-based compensation expense	1,103	896
Other loss on derivative liability	—	72
Amortization of convertible notes debt discount	—	81
Amortization of operating lease right-of-use asset	205	192
Depreciation expense	72	3
Changes in operating assets and liabilities:
Change in prepaid expenses	(482)	(39)
Change in other current assets	(2)	(284)
Change in accounts payable and accrued expenses	(236)	174
Change in commitment fee payable	1,941	—
Change in payable to Parent	(141)	—
Change in operating lease liability	(198)	(180)
Net cash used in operating activities	(6,222)	(3,661)

Cash flows from investing activities
Purchases of property and equipment	(74)	(80)
Net cash used in investing activities	(74)	(80)

Cash flows from financing activities
ROFN Agreement payments to Parent	—	(2,645)
Repayment and proceeds of note receivable from Parent	—	300
Proceeds from short-term borrowing	574	—
Repayments of short-term borrowing	(287)	—
Proceeds from issuance of Series B Preferred Stock, net of direct costs	—	14,945
Proceeds from issuance of Series B-1 Preferred Stock, net of direct costs	—	253
Proceeds from issuance of common stock, net of direct costs	2,819	—
Net cash provided by financing activities	3,106	12,853

Net increase/(decrease) in cash and cash equivalents	(3,190)	9,112
Cash and cash equivalents, beginning of period	9,163	2,266
Cash and cash equivalents, end of period	$5,973	$11,378

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$4	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series B Preferred Stock for conversion of Notes and accrued interest	$—	$5,532
Reclassification of derivative liability for conversion of Notes to Series B Preferred Stock	$—	$538

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

FibroBiologics, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2024

1. Organization, Description of Business, and Liquidity

Organization and Business

FibroBiologics, Inc. (the “Company” or “FibroBiologics”) was originally formed as a limited liability company (“LLC”) under the laws of the State of Texas on April 8, 2021 (“Inception”) and then converted to a Delaware corporation on December 14, 2021. FibroBiologics is a clinical stage biotechnology company headquartered in Houston, Texas, developing innovative treatments for chronic diseases using fibroblast cells. The Company’s primary focus is the initiation and progression of preclinical studies and clinical-stage U.S. Food and Drug Administration trials related to fibroblast treatments for Wound Healing, Multiple Sclerosis, Degenerative Disc Disease, Psoriasis, Cancer, and other diseases. Prior to Inception, preclinical research and development related to these disease pathways took place under the parent company, SpinalCyte, LLC (the “Parent” or “FibroGenesis”).

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

Going Concern and Management’s Plan

The Company has incurred operating losses since Inception and expects such losses to continue in the future as it builds infrastructure, develops intellectual property, and conducts research and development activities. The Company has primarily relied on a combination of angel investors and private equity and debt placements to fund its operations. As of June 30, 2024, the Company had an accumulated deficit of $31,919 thousand and cash and cash equivalents of $5,973 thousand. A transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure. The Company currently does not generate revenues and may never achieve profitability. Unless and until such time that revenue and net income are generated, the Company will need to continue to raise additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As further described in Note 7, management has entered into a Share Purchase Agreement as of November 12, 2021. With the completion of the Company’s Direct Listing, this agreement provides the Company with access to additional liquidity. In February and March 2024, the Company utilized this facility to raise a total of $2,819 thousand, net of costs. In July 2024, the Company raised an additional $3,436 thousand, and may utilize this facility to raise additional capital if needed.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying Unaudited Condensed Balance Sheet as of June 30, 2024, Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2024 and 2023, Unaudited Condensed Statements of Stockholders’ Equity/(Deficit) for the three and six months ended June 30, 2024 and 2023, and Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2024 and 2023, are unaudited. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 29, 2024, which contains the audited financial statements and notes thereto. The Unaudited Condensed Financial Statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023, the unaudited condensed statements of stockholders’ equity/(deficit) for the three and six months ended June 30, 2024 and 2023 and the unaudited condensed statements of cash flows for the six months ended June 30, 2024 and 2023. The December 31, 2023, Unaudited Condensed Balance Sheet included herein was derived from the audited financial statements, but it does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the unaudited condensed financial statements related to the three and six months ended June 30, 2024 and 2023, are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

During the period from January 1, 2021, to its formation on April 8, 2021, the Company operated as a line of business of FibroGenesis rather than as a separate stand-alone entity. Consequently, prior to the Company’s formation on April 8, 2021, the financial statements were derived from the historical accounting records of the Parent. All general and administrative expenses and research and development expenses directly associated with the business activity of the Company that were originally incurred by the Parent from January 1, 2021, through the Company’s formation on April 8, 2021, were allocated and included in the Company’s financial statements. The resulting net Parent investment was presented within stockholders’ equity/(deficit) and represented the Parent’s interest in the recorded net assets of the Company and has been eliminated through the ROFN Agreement as further described in Notes 6 and 10.

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

Risks and Uncertainties

The Company is subject to certain risks and uncertainties, including, but not limited to, changes in any of the following areas that the Company believes could have a material adverse effect on the future financial position or results of operations: the timing of, and the Company’s ability to advance its current and future product candidates into and through clinical development; costs and timelines associated with the manufacture of clinical supplies of the Company’s product candidates; regulatory approval and market acceptance of its product candidates; performance of third-party contract research organizations (“CROs”) and contract development and manufacturing organizations (“CDMOs”); competition from pharmaceutical companies with greater financial resources or expertise; protection of the intellectual property, litigation or claims against the Company based on intellectual property, or other factors; the need to obtain additional funding; and its ability to attract and retain employees necessary to support its growth. Disruption from the operations of CROs, CDMOs or suppliers would likely have a negative impact on the Company’s business, financial position and results of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash balances and short-term, liquid investments with an original maturity date of three months or less at the time of purchase. The Company had $5,510 thousand and no cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company will recognize an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measure any impairment loss based on the difference between the carrying amount and estimated fair value. The Company incurred no such losses for the three and six months ended June 30, 2024 and 2023.

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

Operating leases are included in operating lease right-of-use asset, operating lease liability, short-term, and operating lease liability, long-term on the Company’s Unaudited Condensed Balance Sheets.

The Company has elected in accordance with Accounting Standards Codification (“ASC”) 842-20-25-2 an accounting policy to not record short-term leases, defined as those with terms of 12 months or less, on the Unaudited Condensed Balance Sheets. Rent expense recorded under leases, for financial statement purposes, is recognized on a straight-line basis over the lease term based on the most recent contractual terms available.

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

Derivatives

Derivative financial instruments, including the liability instrument, are recorded at fair value on the Unaudited Condensed Balance Sheets. Liability classified derivatives are remeasured at their fair value at each reporting date, with decreases or increases in the fair value recognized as other gain or loss, respectively, within the Unaudited Condensed Statements of Operations. Equity classified derivatives are not remeasured at each reporting date. If a liability classified derivative becomes eligible for reclassification to an equity classified derivative, any gains or losses recognized up to the point of reclassification are not reversed.

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

Under the provisions of ASC 740-10, Income Taxes, the Company evaluates uncertain tax positions by reviewing against applicable tax law all positions taken by the Company with respect to tax years for which the statute of limitations is still open. ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company recognizes interest and penalties related to the liability for unrecognized tax benefits, if any, as a component of the income tax expense line in the accompanying Unaudited Condensed Statements of Operations.

Stock-Based Compensation

The Company recognizes compensation costs related to stock options granted to employees and nonemployees based on the estimated fair value of the awards on the date of grant and recognizes expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. The fair value of stock options is estimated on the date of grant using a Black-Scholes option pricing model which requires management to apply judgment and make estimates, including:

●	Fair Value of Common Stock—For grants made prior to the Direct Listing on January 31, 2024, the estimated fair value of common stock underlying the Company’s stock-based awards has been determined by the board of directors as of each option grant date with input from management, considering the Company’s most recently available third-party valuations of common stock and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the Practice Aid). For grants made after the Direct Listing, the fair value of common stock underlying stock-based awards is based on the closing price as reported on The Nasdaq Global Market on the date of grant.
●	Expected Term—The expected term represents the period that a stock-based award is expected to be outstanding. The Company uses the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the option.
●	Expected Volatility— Due to the Company’s limited operating history and lack of company-specific historical and implied volatility data, the expected volatility is estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period of time commensurate with the expected term of the stock option grants. The comparable companies are chosen based on their size, stage in the product development cycle, or area of specialty. The Company will continue to apply this process until sufficient historical information regarding the volatility of its own stock price becomes available.
●	Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.
●	Expected Dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and by extending the disclosure requirements to entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the Unaudited Condensed Financial Statements. The Company is currently evaluating the potential impact that the adoption of this new guidance may have on the Company’s Unaudited Condensed Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its Unaudited Condensed Financial Statements.

3. Net Income/(Loss) Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net income/(loss) per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net income/(loss)	$898	$(2,160)	$(7,562)	$(4,576)
Adjustment to numerator for earnings per share:
Deemed dividend	—	—	—	(2,573)
Net income/(loss) attributable to common stockholders	$898	$(2,160)	(7,562)	(7,149)

Denominator:
Weighted-average number of common shares outstanding, basic and diluted	32,719,125	28,230,842	31,926,444	28,230,842
Net income/(loss) per common share attributable to common stockholders, basic and diluted	$0.03	$(0.08)	(0.24)	(0.25)

As further described in Note 6, the Company issued 28,230,842 shares of non-voting common stock on August 18, 2022. Because the issuance of nonvoting common stock shares was treated as a stock split for accounting purposes, these shares are treated as having been issued on January 1, 2022. The weighted average number of shares outstanding for the three and six months ended June 30, 2023 is based upon the non-voting common stock shares issued on August 18, 2022. The weighted average number of shares outstanding for the three and six months ended June 30, 2024 is based upon the non-voting common stock shares issued on August 18, 2022, the conversion of all outstanding shares of non-voting common stock, Series B Preferred Stock and Series B-1 Preferred Stock into voting common stock upon completion of the Direct Listing on January 31, 2024, and the issuance of 227,057 shares of common stock issued to GEM Global Yield LLC SCS, or GEM, in February through March 2024.

As further described in Note 7, the Company issued 3,000,000 shares of common stock to GEM in June 2024 to facilitate a Draw Down Notice. For accounting purposes, these shares are not considered issued as of June 30, 2024, because no proceeds were received for these shares at issuance and the shares will either be purchased by GEM through a subsequent Closing Notice and payment or returned to the Company, so these shares are contingently returnable.

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

The Company had $5,600 thousand of convertible notes outstanding as of December 31, 2022, which could have been converted into common stock in the event that the Company sold and issued shares of capital stock in excess of $10,000 thousand. During the three and six months ended June 30, 2023, $1,600 thousand and $5,300 thousand, respectively, of the outstanding convertible notes were converted into shares of Series B Preferred Stock. As of June 30, 2023, the estimated number of shares of common stock that would have been issued upon conversion of the remaining $300 thousand of convertible notes was the equivalent of 60,070 shares. For the three and six months ended June 30, 2023, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. The remaining $300 thousand of convertible notes were converted into shares of Series B Preferred Stock during the year ended December 31, 2023, so no convertible notes were outstanding during the three and six months ended June 30, 2024. As a result, the Company’s basic and diluted net losses per share are the same because it generated a net loss in all periods presented.

4. Property and Equipment

Property and equipment, net consist of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Laboratory equipment	$871	$816
Computer equipment, software, and other	47	28
Total property and equipment at cost	918	844
Less: Accumulated depreciation	(119)	(47)
Property and equipment, net	$799	$797

The useful life of laboratory equipment is five years, and the useful life of computer equipment, software, and other is three years for deprecation. Depreciation expense was $37 thousand and $2 thousand for the three months ended June 30, 2024 and 2023, respectively, and was $72 thousand and $3 thousand for the six months ended June 30, 2024 and 2023, respectively.

5. Fair Value of Financial Instruments

As of December 31, 2022, the Company measured its derivative liability related to the conversion option feature in the 2022 Notes at fair value. As of June 30, 2024, $5,300 thousand of the 2022 Notes had been converted, which eliminated $538 thousand of the derivative liability.

As of December 31, 2023, the Company measured its liability instrument to investors under the Share Purchase Agreement, as further described in Note 7, at $7,236 thousand. This liability instrument was comprised of a warrant liability and a put option liability, both of which were contingent upon an IPO event, and is classified within Level 3 of the value hierarchy because the liability was based upon a valuation model that used inputs and assumptions including potential outcomes, interest rates, probabilities, and timing. The Company completed its Direct Listing on January 31, 2024, which qualified as an IPO event, and bifurcated the liability instrument into its separate Warrant liability and put option liability components. The fair value of the Warrant liability to be issued upon completion of the Direct Listing on January 31, 2024 was $20,963 thousand, and this fair value decreased to $4,814 thousand at June 30, 2024. The fair value of the put option liability was de minimis at January 31, 2024 and June 30, 2024.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	Fair Value Measurement as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$5,510	$—	$—	$5,510
Total assets fair value	$5,510	$—	$—	$5,510

Liabilities:
Liability instrument	$—	$—	$—	$—
Forward contract liability	—	—	1,500	1,500
Warrant liability	—	—	4,814	4,814
Total liabilities fair value	$—	$—	$6,314	$6,314

	Fair Value Measurement as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Liability instrument	$—	$—	$7,236	$7,236
Total fair value	$—	$—	$7,236	$7,236

The following table summarizes the activity related to Level 3 financial liabilities for the six months ended June 30, 2024:

(in thousands)	Liability Instrument	Forward Contract Liability	Warrant Liability
Fair value at December 31, 2023	$7,236	$—	$—
Bifurcation of the liability instrument upon Direct Listing	(7,236)		7,236
Increase in forward contract liability for Draw Down Notice on June 27, 2024	—	1,500	—
Increase in Warrant liability at issuance January 31, 2024	—	—	13,727
Change in fair value of Warrant liability	—	—	(16,149)
Fair value at June 30, 2024	$—	$1,500	$4,814

As of December 31, 2023, the liability instrument included the contingent warrant liability and the contingent put option (forward contract) liability as a single unit of account. The liability instrument value was determined using a Black-Scholes valuation model and management’s assumption of a 50% likelihood as of December 31, 2023, of becoming a public company prior to the expiration of the Stock Purchase Agreement. Inputs used in the Black-Scholes valuation model included an estimated number of warrants, an assumed common stock share price of $15.00 per share, the five-year time to maturity, a 0% dividend yield, an annual risk-free interest rate of 3.84% for the five-year time to maturity, and an assumed annualized volatility of 96% based on comparable companies with a five-year history of stock prices.

Upon completion of the Direct Listing on January 31, 2024, the warrant liability and the forward contract liability were no longer contingent and were bifurcated out of the liability instrument and treated as separate units of account. As of January 31, 2024, the warrant liability value for the warrant issued to GEM Yield Bahamas Limited (“GYBL”) was determined using a Black-Scholes valuation model. Inputs used in the Black-Scholes valuation model included the 1,299,783 warrants issued to GYBL, the closing bid price of $21.54 per share on January 31, 2024, the five-year time to maturity, a 0% dividend yield, an annual risk-free interest rate of 3.91% for the five-year time to maturity, and an assumed annualized volatility of 97% based on comparable companies with a five-year history of stock prices. As of June 30, 2024, the warrant liability value for the warrant issued to GYBL was determined using a Black-Scholes valuation model. Inputs used in the Black-Scholes valuation model included the 1,299,783 warrants issued to GYBL, the closing bid price of $4.99 per share on June 28, 2024, the five-year time to maturity, a 0% dividend yield, an annual risk-free interest rate of 4.33% for the five-year time to maturity, and an assumed annualized volatility of 101% based on comparable companies with a five-year history of stock prices.

As further described in Note 7, the Company issued a Draw Down Notice on June 27, 2024, for 3,000,000 shares. The fair value of the forward contract liability recorded upon issuance was based upon the number of shares, the closing price per share of $4.66 on June 27, 2024, and the 10% discount to be provided to the investor purchasing the shares from the Company. The fair value of the of the forward contract liability was remeasured at June 30, 2024, based upon the number of shares, the closing price per share of $4.99 on June 28, 2024, and the 10% discount to be provided to the investor purchasing the shares from the Company.

The carrying amounts of cash and cash equivalents, prepaid expenses, other current assets, accounts payable, accrued expenses, and Parent company payable and receivable approximate their fair values due to their short-term maturities.

There were no transfers in or out of Level 1, Level 2 or Level 3 assets and liabilities for the six months ended June 30, 2024.

6. Stockholders’ Equity/(Deficit) / Net Parent Investment

Authorized Capital – As of June 30, 2024 and December 31, 2023, the Company authorized 20,000,000 preferred stock shares. As of December 31, 2023, the Company had issued 8,750,000 Series A Preferred Stock shares to FibroGenesis, which were tendered pursuant to the formation of the Company in exchange for the contribution of certain in-process research and development and patent assets through Patent Assignment and Intellectual Property Cross-License Agreements. The Series A Preferred Stock shares had the right to vote and ranked prior to non-voting common stock and common stock with respect to payment of dividends and distributions and upon liquidation, dissolution, winding-up or otherwise. In addition, the Series “A” Preferred Stock had a liquidation preference equal to $35,000 thousand to be allocated among the holders of the Series “A” Preferred Stock shares in the event of a liquidation, dissolution, or winding-up of the Company, which was subsequently eliminated as part of the ROFN Agreement as further described below, and each share of Series “A” Preferred Stock could be converted into one share of common stock at any time at the election of the holder of such shares of Series “A” Preferred Stock. Unless otherwise elected by the holder(s), a merger or consolidation in which the Company is not the majority surviving entity or the sale of all or substantially all of the assets of the corporation would be a deemed liquidation event. The Company has also authorized 62,500,000 shares of non-voting common stock, and has issued during the year ended December 31, 2022, a total of 28,230,842 shares. In August 2022, the Company issued 28,179,592 shares of non-voting common stock to its Parent, which in turn distributed the shares to its members. This issuance of non-voting common stock was accounted for as stock split and no proceeds were received by the Company. The Company also issued to its board of directors, a consultant, and an employee an additional 51,250 total shares in 2022 and recorded $168 thousand of expense for the issuance of these shares, which was based upon a third-party valuation of the shares at the time of issuance.

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

In January 2023, to reflect the ROFN Agreement with its Parent, as further discussed in Note 10, the Company amended its Certificate of Incorporation to a) eliminate upon IPO, Direct Listing, or Sale of the Company the Series “A” Preferred Stock $35,000 thousand liquidation preference, b) make the Series “B” Preferred Stock liquidation preference equal to Series “A” Preferred Stock, and c) to provide that upon IPO, Direct Listing, or Sale of the Company, the Series “A” Preferred Stock would be canceled for no consideration.

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

On June 27, 2024, the Company issued 3,000,000 shares of Common Stock to facilitate a Draw Down Notice under the Share Purchase Agreement. As further described in Note 3, for accounting purposes, these shares are not considered issued as of June 30, 2024. The Company recorded on June 30, 2024, the remeasured estimated fair value of the forward contract liability of $1,500 thousand for its requirement to sell up to 3,000,000 shares to the investor at 90% of the average closing price per share during the Draw Down Period. The investor subsequently accepted the Draw Down Notice for 840,000 shares and returned 560,000 shares to the Company for cancellation. The remaining 1,600,000 shares were retained by GEM to facilitate a subsequent Draw Down Notice.

8. Income Taxes

The Company did not record any tax provision or benefit for the six months ended June 30, 2024 or 2023. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at June 30, 2024, and December 31, 2023.

9. Leases, Commitments and Contingencies

The Company has elected in accordance with ASC 842-20-25-2 an accounting policy to not record short-term leases, defined as those with terms of 12 months or less, on the Unaudited Condensed Balance Sheets. Rent expense recorded under leases, for financial statement purposes, is recognized on a straight-line basis over the lease term based on the most recent contractual terms available.

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

Rent expense for the six months ended June 30, 2024 and 2023, was $311 thousand and $359 thousand, respectively. As of June 30, 2024, noncancelable lease payments under operating leases were $1,759 thousand and noncancelable lease payments under short-term leases were $8 thousand.

As of June 30, 2024, future minimum payments during the remaining period and the next five years are as follows (in thousands):

(in thousands of dollars)
2024	$218
2025	488
2026	544
2027	509
Thereafter	—
Total lease payments	1,759
Less: Imputed interest	(210)
Total lease liabilities	1,549
Less: Current lease liabilities	(382)
Total non-current lease liabilities	$1,167

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

In January 2023, the Company entered into an Agreement Regarding Right of First Negotiation (“ROFN Agreement”) with its Parent, FibroGenesis. In exchange for FibroGenesis’ consent to amend the Certificate of Incorporation to a) eliminate upon IPO, Direct Listing, or Sale of the Company the Series A Preferred Stock $35,000 thousand liquidation preference, b) make the Series B Preferred Stock liquidation preference equal to Series “A” Preferred Stock, and c) to provide that upon IPO, Direct Listing, or Sale of the Company Series A Preferred Stock will be canceled for no consideration, FibroBiologics agreed to pay to FibroGenesis 15% of the gross proceeds from any equity investments in FibroBiologics prior to an IPO, Direct Listing or Sale of the Company. In addition, FibroBiologics received a five-year right of first negotiation if FibroGenesis decides to license externally any of its technology. During the six months ended June 30, 2023, the Company amended its Certificate of Incorporation to reflect these changes, recorded a derivative liability of $2,573 thousand for the expected future payments to FibroGenesis, paid $323 thousand to FibroGenesis for 15% of the gross proceeds from equity issued by the Company in December 2022, recorded a Parent company payable of $2,265 thousand to for 15% of the gross proceeds from equity issued by the Company during the six months ended June 30, 2023, and recorded a loss on derivative liability of $15 thousand. Based on its relationship to Series A Preferred Stock as described above, the derivative liability was recorded first against the net Parent Investment and then to Additional paid-in capital after the net Parent Investment was eliminated. Amounts paid in excess of the derivative liability are recorded as other losses in the Unaudited Condensed Statements of Operations. During the six months ended June 30, 2024, the Company completed its Direct Listing, which resulted in the cancelation of all outstanding shares of Series A Preferred Stock for no consideration, and paid $141 thousand to FibroGenesis. There was no derivative liability as of June 30, 2024 and December 31, 2023. There was a payable to FibroGenesis of $0 and $141 thousand, respectively, as of June 30, 2024 and December 31, 2023.

11. Share-Based Compensation

The Company adopted on August 10, 2022, and the stockholders approved on August 18, 2022, the 2022 Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards. The Plan, through the grant of stock awards, is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and provide a means by which the eligible recipients may benefit from increases in value of the common stock. In September 2022, the Company issued a total of 101,250 options with a strike price of $3.28 per share to employees, directors, and scientific advisory board members under this Plan. In February 2023, the Company issued a total of 3,689,750 options with a strike price of $2.28 per share to employees and directors under this Plan. In August 2023, a total of 2,500 options with a strike price of $3.28 per share were forfeited. In March 2024, the Company issued 216,875 options with a strike price of $13.00 per share to employees under this Plan. In June 2024, the Company issued 6,875 options with a strike price of $6.73 per share to employees under this Plan. Generally, awards granted by the Company vest over four years and have an exercise price equal to the estimated fair value of the common stock as determined by the board of directors with consideration given to contemporaneous valuations of the Company’s common stock prepared by an independent third-party valuation firm for options granted prior to public listing or the closing bid price on the date of grant for options granted after public listing.

As of June 30, 2024, and December 31, 2023, there were 8,487,750 and 8,711,500 shares, respectively, available for future issuance under the Plan.

Stock-based compensation expense is recognized in the Unaudited Condensed Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2024	2023	2024	2023
Research and development	$92	$66	$165	$132
General, administrative and other	487	382	893	764
Total stock-based compensation expense	$579	$448	$1,058	$896

In addition to the $1,058 thousand stock-based compensation expense for stock options, a $45 thousand stock-based compensation expense was recognized for the grant of 2,500 shares of Series C Preferred Stock to the CEO during the six months ended June 30, 2024.

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of June 30, 2024, are as follows:

Stock Options
Unrecognized stock-based compensation expense (in thousands)	$6,359
Expected weighted-average period compensation costs to be recognized (years)	2.9

A summary of the Company’s stock option activity is as follows:

	Stock Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	3,788,500	$2.31	8.6	10,168
Granted	223,750	$12.81	9.7	—
Exercised	—	$—	—	—
Forfeited/Canceled	—	$—	—	—
Outstanding as of June 30, 2024	4,012,250	$2.89	8.7	10,168
Exercisable as of June 30, 2024	1,460,809	$2.31	8.6	3,882

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Risk-free interest rate	4.2 to 4.3%	3.89%
Expected volatility	97 to 101%	90%
Expected term (years)	7.0	7.0
Expected dividend	0%	0%

During the six months ended June 30, 2024, the weighted-average grant date fair value of the options granted was $10.63 per share.

12. Subsequent Events

The Company has evaluated subsequent events through August 7, 2024, and determined that there have been no events that have occurred that would require adjustments to the disclosures in these Unaudited Condensed Financial Statements.

On June 27, 2024, the Company issued 3,000,000 shares of Common Stock to facilitate a Draw Down Notice under the Share Purchase Agreement. The investor subsequently accepted the Draw Down Notice for 840,000 shares and sent a Closing Notice dated July 11, 2024, for the 840,000 shares issued at a net price of $4.09 per share after applying the 10% discount and remitted $3,436 thousand gross proceeds to the Company. Of the remaining 2,160,000 shares, 560,000 shares were returned and canceled and 1,600,000 shares were utilized in a Draw Down Notice.

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

Overview

We are a clinical-stage biotechnology company focused on developing and commercializing fibroblast-based therapies for patients suffering from chronic diseases with significant unmet medical needs, including wound healing, multiple sclerosis (MS), degenerative disc disease, psoriasis and certain cancers, and potential extension of life applications including thymic and splenic involution reversal. At present, our novel manufacturing process entails collecting excess tissue from surgical procedures and using the allogeneic fibroblasts to grow a cell bank for use in our procedures. Our most advanced product candidates are CYWC628, CYMS101 and CybroCell™ .

We are in the late pre-clinical stages of developing CYWC628 as an allogeneic fibroblast cell-based therapy for wound healing. Our studies are presently focused on utilizing fibroblasts and fibroblast-derived cells to treat wounds in diabetic mice. The results of our studies to date have shown statistically significant acceleration in the rate of wound closure in comparison with both a marketed wound care product and control, and improved quality of healed wounds. For our remaining pre-clinical studies, we will investigate multiple administrations of CYWC628 on a chemically induced chronic wound NONcNZO10/LtJ mouse model, complete a dose titration study to provide information on effective dose range of CYWC628, and complete an acute and chronic toxicity study. We expect to complete these studies in the 3rd quarter of 2024. Based upon our results achieved to date and the expected timing of these additional preclinical studies, we are planning to initiate a twelve-week Phase 1/2 clinical trial in Australia for treatment of diabetic foot ulcers in 2025 as funding allows.

We are developing CYMS101 as an allogeneic fibroblast cell-based therapy to treat MS. After completing animal studies using CYMS101, we received approval to conduct clinical investigations in Mexico using the fibroblast cell composition for patients with MS and have completed a Phase 1 study. The study was conducted in five participants. The primary objective of the study was to assess safety and the secondary objective was to assess efficacy. We are currently conducting further research to determine the mode of action of fibroblasts in oligodendrocyte expansion and expect to file an IND application for a Phase 1/2 clinical trial in MS as funding allows. We will likely seek a strategic partner to collaborate with us on the development of CYMS101 either before initiating the Phase 1/2 clinical trial, or after its completion, if successful, and prior to commencing with a Phase 3 clinical trial.

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

We currently utilize a CDMO to manufacture our cell therapy product candidates. If our product candidates receive marketing approval, we will evaluate the longer-term feasibility of building our own cGMP manufacturing facility or continuing to outsource production to a CDMO for clinical testing and commercial sales.

Since our spinoff from FibroGenesis in April 2021, our operations have included business planning, hiring personnel, raising capital, building our intellectual property portfolio, and performing research and development on our product candidates and our fibroblast technology, leveraging the clinical benefits of fibroblasts as the basis of our cell therapy platform.

We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through investment from FibroGenesis, the issuance of $5.6 million of our convertible promissory notes from December 2021 through April 2022, the issuance of $18.6 million of preferred stock, and the issuance of $6.4 million of common stock.

As of June 30, 2024, we had cash and cash equivalents of approximately $6.0 million. Since our inception, we have incurred significant operating losses. We incurred net losses of approximately $7.6 million and $4.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $31.9 million. We expect to continue to incur significant expenses and operating losses for the next several years. See “—Funding Requirements” below.

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

General Trends and Outlook

Recent Developments

Psoriasis

We are completing an early phase project utilizing a psoriasis mouse model to assess the potential use of intravenous administration of fibroblast spheroids for the treatment of psoriasis. Results to date include that a single administration of fibroblast spheroids resulted in significant improvement in mice with moderate psoriasis, and that multiple administrations of fibroblast spheroids resulted in significant improvement in mice with severe psoriasis. We also compared fibroblast spheroid with single and multiple administration of an anti-IL-23 monoclonal antibody in treatment of mice with mild to moderate psoriasis. We noted that a single treatment of fibroblast spheroids was significantly better than single and multiple administration of an anti-IL-23 monoclonal antibody. Three anti-IL-23 monoclonal antibody treatments are approved by the FDA for the treatment of psoriasis, including Tremfya®, Illumya®, and Skyrizi®.

Extension of Life Applications

As part of our early phase project to develop a method to reverse the involution process of the thymus, we recently completed a proof-of-concept study in developing a fibroblast-based artificial thymus organoid (AOT) that behaves like a functioning thymus both in vivo and in vitro. Our in vitro data demonstrate that the thymus organoids can allow for the progression from a T cell progenitor (hematopoietic stem cell progenitor from the bone marrow) to an immature T cell that expresses a T cell receptor (TCR). The TCR is the primary functional receptor of the T cell that allows it to recognize targets such as cancer, virus infected cells or self vs non-self. This is a critical step in the T cell development pipeline and cells that fail to express a functional TCR will not survive. Our in vivo animal model study carried out in a severe combined immunodeficiency disease (SCID) mouse demonstrates that the thymus organoid harvested after only three days of culture can be injected/transplanted into immune deficient mice and give rise to fully mature T cells that express a TCR and differentiate into CD4 or CD8 T cells. The CD4 T helper cells and the CD8 cytotoxic T cells play very different roles in the body and therefore having both types present and functional is critical. In addition, our data indicate that the CD4 T cells further develop into regulatory T cells (FOXP3+), which protect the body against inflammation and autoimmune diseases. Additionally, our data indicate that the thymus organoid also gives rise to Gamma delta T cells, which are rare and found in the spleen, mucosal tissues, and skin.

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

Research and Development Expenses

Our research and development expenses consist of expenses incurred in connection with the development of our product candidates and include:

●	employee-related expenses, which include salaries, benefits, travel and stock-based compensation for our research and development personnel;

●	laboratory equipment and supplies;

●	direct third-party costs such as expenses incurred under agreements with CROs and CDMOs;

●	consultants that conduct research and development activities on our behalf;

●	costs associated with conducting preclinical studies and clinical trials;

●	costs associated with technology; and

●	facilities and other allocated expenses, which include expenses for rent and other facility related costs and other supplies.

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

Statements of Operations

Results of Operations

Comparison of Three and Six Months Ended June 30, 2024 and 2023

The following tables set forth our results of operations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Change Amount
	2024	2023
	(unaudited, in thousands)
Operating expenses:
Research and development	$975	$547	$433
General, administrative and other	2,249	1,546	605

Total operating expenses	3,224	2,093	1,038
Loss from operations	(3,224)	(2,093)	(1,038)
Change in fair value of liability instrument and warrant liability	5,527	—	5,527
Change in fair value of forward contract liability	(1,500)	—	(395)
Commitment fee expense	—	—	—
Other income/(loss)	30	(57)	87
Interest income	70	—	70
Interest expense	(5)	(10)	5

Net income/(loss)	$898	$(2,160)	$4,256

	Six Months Ended June 30,		Change Amount
	2024	2023
	(unaudited, in thousands)
Operating expenses:
Research and development	$1,935	$1,021	$911
General, administrative and other	4,739	3,337	1,312

Total operating expenses	6,674	4,358	2,223
Loss from operations	(6,674)	(4,358)	(2,223)
Change in fair value of liability instrument and warrant liability	2,422	—	2,422
Change in fair value of future contract liability	(1,500)	—	(395)
Commitment fee expense	(1,941)	—	(1,941)
Other income/(loss)	30	(72)	102
Interest income	110	—	110
Interest expense	(9)	(146)	137

Net loss	$(7,562)	$(4,576)	$(1,788)

Research and Development Expenses

Research and development expenses were $1.0 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $0.5 million was primarily due to:

●	increased personnel related expenses of $0.2 million due to hiring additional research scientists after the three months ended June 30, 2023;

●	increased research materials and supplies, conferences, and depreciation expenses of $0.2 million due to increased laboratory personnel and preclinical studies; and

●	increased tissue acquisition costs of $0.1 million.

Research and development expenses were $1.9 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $0.9 million was primarily due to:

●	increased personnel related expenses of $0.4 million due to hiring additional research scientists after the six months ended June 30, 2023;

●	increased research materials and supplies, conferences, and depreciation expenses of $0.3 million due to increased laboratory personnel and preclinical studies; and

●	increased tissue acquisition costs of $0.2 million.

Research and development expenses are not tracked by product candidate.

General, Administrative and Other Expenses

General, administrative and other expenses were $2.2 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $0.7 million was primarily due to:

●	increased expense of $0.2 million for public company D&O insurance;

●	increased expenses of $0.2 million for accounting, legal and regulatory costs for our offering in 2024;

●	increased expenses of $0.2 million for added personnel in 2024;

●	increased expenses of $0.1 million for legal fees related to patent filings.

General, administrative and other expenses were $4.7 million and $3.3 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $1.3 million was primarily due to:

●	increased expenses of $1.0 million for regulatory, legal, accounting, insurance, and marketing expenses related to our direct listing completed in January 2024 and subsequent offering;

●	increased expenses of $0.4 million for added personnel in 2024;

●	increased expenses of $0.3 million for legal fees related to patent filings;

●	decreased expenses of $0.3 million due to timing of an executive bonus in January 2023.

Change in fair value of liability instrument and warrant liability

Change in fair value of liability instrument and warrant liability was a gain of $5.5 million and none for the three months ended June 30, 2024 and 2023, respectively. The liability instrument to investors under the Share Purchase Agreement among us, GEM Global Yield LLC SCS, or GEM, and GEM Yield Bahamas Limited, or GYBL, dated November 12, 2021, or the GEM SPA, was comprised of the contingent warrant liability and contingent put option. The $5.5 million gain during the three months ended June 30, 2024 resulted from the mark to market of the warrant liability, which will occur at the end of each reporting period as long as the warrants are outstanding and classified as a liability.

Change in fair value of liability instrument and warrant liability was a gain of $2.4 million and none for the six months ended June 30, 2024 and 2023, respectively.

Change in fair value of forward contract liability

Change in fair value of forward contract liability was $1.5 million and none for the three and six months ended June 30, 2024 and 2023, respectively. We issued a Draw Down Notice to GEM under the Share Purchase Agreement on June 27, 2024, which created the forward contract liability to sell shares to the investor at 90% of the average daily closing price per share over the Draw Down Pricing Period. The $1.5 million loss during the three months ended June 30, 2024 is based upon the estimated fair value of the forward contract liability for the Draw Down Notice issued, as remeasured at June 30, 2024, and will be marked to market upon receipt of the Closing Notice from the investor.

Commitment fee expense

Commitment fee expense was $1.9 million and none for the six months ended June 30, 2024 and 2023, respectively. A $2 million commitment fee pursuant to the GEM SPA became payable to GEM upon completion of the Direct Listing in January 2024. The commitment fee is payable to GEM as drawdown notices are issued, with any remaining balance payable one year after public listing. We sold $3.0 million of common stock to GEM under the GEM SPA during the three months ended March 31, 2024, which made approximately $0.1 million of the commitment fee payable immediately. This $0.1 million portion of the commitment fee was netted against the proceeds received in additional paid-in capital. The remaining $1.9 million was expensed immediately because we were planning to raise funds through other sources and had no plans to issue further Draw Down Notices to GEM prior to the one-year anniversary of our public listing when this remaining amount will be due.

Other loss

Other loss is comprised of the payments to FibroGenesis in excess of the derivative liability established at inception of the Agreement Regarding Right of First Negotiation entered into by us and FibroGenesis in January 2023, or the ROFN Agreement.

Interest income

Interest income is comprised of interest income and unrealized gain/losses on cash equivalents.

Interest Expense

Interest expense was $0.0 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $0.1 million was due to the maturities and conversions of the notes during the year ended December 31, 2023. Interest expense was recorded in 2023 for the nominal interest rate of 6.0% plus the amortization of the discount on the 2022 convertible notes.

Income Taxes

The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Overview

To date, we have financed our operations primarily with investment from FibroGenesis, proceeds from borrowings under our convertible loan agreements, and proceeds from the issuance of preferred stock and common stock. From inception through June 30, 2024, we have received net proceeds of approximately $5.6 million from sales of our convertible notes, $18.6 million from the issuance of preferred stock, and $2.8 million from the issuance of common stock. As of June 30, 2024, we had cash and cash equivalents of approximately $6.0 million and an accumulated deficit of approximately $31.9 million. As of June 30, 2024, we had no outstanding debt.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(6,222)	$(3,661)
Net cash used in investing activities	(74)	(80)
Net cash provided by financing activities	3,106	12,853

Net increase/(decrease) in cash and cash equivalents	$(3,190)	$9,112

Cash Flows from Operating Activities

Net cash used in operating activities was $6.2 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively, and consisted primarily of net losses of $7.6 million and $4.6 million, respectively. Noncash losses on change in fair value of forward contract liability of $1.5 million, stock-based compensation expense of $1.1 million, amortization of operating lease right-of-use asset of $0.2 million, and depreciation expense of $0.1 million and change in commitment fee payable of $1.5 million partially offset the net loss, while noncash gain on change in fair value of liability instrument of $2.4 million, an increase in prepaid expenses of $0.5 million, a decrease in accounts payable and accrued expenses of $0.2 million, a decrease in payable to Parent of $0.1 million, and a decrease in operating lease liability of $0.2 million added to the cash used in operations in the six months ended June 30, 2024. Noncash expenses of stock-based compensation of $0.9 million, amortization of operating lease right-of-use asset of $0.2 million, and amortization of convertible notes debt discount of $0.1 million, and an increase in accounts payable and accrued expenses of $0.2 million partially offset the net loss, while an increase in other current assets of $0.3 million and a decrease in operating lease liability of $0.2 million added to the cash used in operations in the six months ended June 30, 2024.

Cash Flows from Investing Activities

Net cash used in investing activities was approximately $0.1 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively, and consist primarily of laboratory equipment purchases.

Cash Flows from Financing Activities

Net cash provided by financing activities was approximately $3.1 million and $12.9 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, we entered into a $0.6 million short-term borrowing agreement to finance the D&O insurance policy premiums and repaid $0.3 million of the principal borrowed, and we raised $2.8 million of net proceeds from the sale of common stock under the GEM SPA. During the six months ended June 30, 2023, we paid to FibroGenesis $2.6 million under the ROFN Agreement, we received $0.3 million from FibroGenesis’ repayment of its note payable to us, and we received $15.2 million in total net proceeds from the issuance of Series B Preferred Stock and Series B-1 Preferred Stock.

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

The financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred operating losses and negative cash flows from operations since inception. As of June 30, 2024, we had an accumulated deficit of approximately $31.9 million. Management expects to continue to incur operating losses and negative cash flows.

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

Contractual Obligations and Commitments

Material contractual obligations arising in the normal course of business primarily consist of operating leases. Future minimum lease payments under non-cancellable leases as of June 30, 2024, were approximately $1.8 million, of which $0.5 million is due within one year. We generally expect to satisfy these commitments with cash on hand and cash provided by financing activities.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These factors raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If existing or potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our unaudited condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our unaudited condensed consolidated financial statements included in this Quarterly Report do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we are unable to continue as a going concern, we will be forced to delay, reduce or discontinue our research and development programs or consider other various strategic alternatives and you could lose all or part of your investment in us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 27, 2024, the Company issued 3,000,000 shares of Common Stock to facilitate a Draw Down Notice under the Share Purchase Agreement. The investor subsequently accepted the Draw Down Notice for 840,000 shares and sent a Closing Notice dated July 11, 2024, for the 840,000 shares issued at a net price of $4.09 per share after applying the 10% discount and remitted $3,436 thousand gross proceeds to the Company. Of the remaining 2,160,000 shares, 560,000 shares were returned and canceled and 1,600,000 shares were utilized in a Draw Down Notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 25, 2024, our Board of Directors (the “Board”) approved and adopted amended and restated bylaws (the “Amended and Restated Bylaws”), which became effective the same day. Among other things, the amendments effected by the Amended and Restated Bylaws address the universal proxy rules adopted by the U.S. Securities and Exchange Commission, by clarifying certain procedural requirements for a person that intends to solicit proxies in support of a director nominee other than the Board’s nominees in accordance with Rule 14a-19 under the Securities Exchange Act of 1934, as amended, including applicable notice and solicitation requirements.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant	S-1/A	333-275361	3.1	November 30, 2023

3.2	Amended and Restated Bylaws	8-K	001-41934	3.1	June 27, 2024

4.1	Form of Warrant of FibroBiologics, Inc. issued pursuant to the GEM SPA	S-1/A	333-277019	4.2	March 15, 2024

10.1	Amendment 1 to the Intellectual Property Cross-License Agreement between SpinalCyte LLC and FibroBiologics, Inc., effective as of May 17, 2021.

10.2	Amendment 2 to the Patent Assignment Agreement between SpinalCyte LLC and FibroBiologics, Inc., effective as of May 17, 2021.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

* The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBROBIOLOGICS, INC.

Date: August 7, 2024	By:	/s/ Mark Andersen
Mark Andersen Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

