Form 10-Q
period 2024-09-30
FibroBiologics, Inc.
filed 2024-11-12
CIK 1958777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41934

FibroBiologics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3329066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

455 E. Medical Center Blvd, Suite 300 Houston, TX 77598	77598
(Address of principal executive offices)	(Zip Code)

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

At November 11, 2024, 34,659,125 shares of FibroBiologics, Inc.’s Common Stock, $0.00001 par value per share, were outstanding.

FibroBiologics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2024

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FibroBiologics, Inc.

Condensed Balance Sheets

(in thousands, except shares and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,827	$9,163
Prepaid expenses	353	36
Other current assets	18	16
Total current assets	8,198	9,215
Property and equipment, net	772	797
Operating lease right-of-use asset, net	1,499	1,809
Total assets	$10,469	$11,821

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,179	$1,444
Parent company payable	—	141
Operating lease liability, short-term	392	362
GEM commitment fee payable	1,863	—
Forward contract liability	241	—
Liability instrument	—	7,236
Warrant liability	2,887	—
Short-term note payable	115	—
Total current liabilities	6,677	9,183
Operating lease liability, long-term	1,055	1,385
Total liabilities	7,732	10,568

Stockholders’ equity
Preferred Stock, $0.00001 par value; 10,000,000 shares and 20,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, $0.00001 par value; 0 shares and 8,750,000 Series A Preferred shares authorized as of September 30, 2024 and December 31, 2023, respectively; 0 shares and 8,750,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, $0.00001 par value; 0 shares and 5,000,000 Series B Preferred shares authorized as of September 30, 2024 and December 31, 2023, respectively; 0 shares and 4,171,445 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, $0.00001 par value; 0 shares and 5,000,000 Series B-1 Preferred shares authorized as of September 30, 2024 and December 31, 2023, respectively; 0 shares and 89,781 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, $0.00001 par value; 2,500 Series C Preferred shares authorized; 2,500 shares and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Non-voting Common Stock, $0.00001 par value; 0 shares and 30,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 0 shares and 28,230,842 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	1
Voting Common Stock, $0.00001 par value; 100,000,000 shares authorized; 33,917,961 shares and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	35,156	25,609
Accumulated deficit	(32,419)	(24,357)
Total stockholders’ equity	2,737	1,253
Total liabilities and stockholders’ equity	$10,469	$11,821

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

FibroBiologics, Inc.

Condensed Statements of Operations

(unaudited, in thousands, except shares and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$1,213	$571	$3,148	$1,595
General, administrative and other	2,139	1,481	6,877	4,814
Total operating expenses	3,352	2,052	10,025	6,409
Loss from operations	(3,352)	(2,052)	(10,025)	(6,409)
Other income/(expense):
Change in fair value of warrant liability	1,927	—	4,349	—
Change in fair value of forward contract liability	849	—	(650)	—
Commitment fee expense	—	—	(1,941)	—
Other income/(loss)	2	(141)	31	(213)
Interest income	79	—	188	—
Interest expense	(5)	—	(14)	(146)
Total other income/(expense)	2,852	(141)	1,963	(359)
Net loss	(500)	(2,193)	(8,062)	(6,768)
Deemed dividend	—	—	—	(2,573)
Net loss attributable to common stockholders	$(500)	$(2,193)	$(8,062)	$(9,341)
Net loss per common share, basic and diluted	$(0.01)	$(0.08)	$(0.25)	$(0.33)
Weighted-average common shares outstanding, basic and diluted	33,516,656	28,230,842	32,457,473	28,230,842

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

FibroBiologics, Inc.

Condensed Statements of Changes in Stockholders’ Equity/(Deficit)

(unaudited, in thousands, except shares)

For the three and nine months ended September 30, 2024

	Net Parent	Series A Preferred Stock		Series B Preferred Stock		Series B-1 Preferred Stock		Series C Preferred Stock		Non-voting Common Stock		Voting Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Investment	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2023	$—	8,750,000	$—	4,171,445	$—	89,781	$—	—	$—	28,230,842	$1	—	$—	$25,609	$(24,357)	$1,253
Issuance of Series C Preferred Stock	—	—	—	—	—	—	—	2,500	—	—	—	—	—	45	—	45
Conversion to Voting Common Stock	—	—	—	(4,171,445)	—	(89,781)	—	—	—	(28,230,842)	(1)	32,492,068	—	1	—	—
Cancellation of Series A Preferred Stock upon Direct Listing	—	(8,750,000)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of Common Stock	—	—	—	—	—	—	—	—	—	—	—	227,057	—	2,819	—	2,819
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	480	—	480
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,460)	(8,460)
Balance (Unaudited) – March 31, 2024	—	—	—	—	—	—	—	2,500	—	—	—	32,719,125	—	28,954	(32,817)	(3,863)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	578	—	578
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	898	898
Balance (Unaudited) – June 30, 2024	$—	—	$—	—	$—	—	$—	2,500	$—	—	$—	32,719,125	$—	$29,532	$(31,919)	$(2,387)
Sale of Common Stock	—	—	—	—	—	—	—	—	—	—	—	1,198,836	—	5,052	—	5,052
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	572	—	572
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(500)	(500)
Balance (Unaudited) – September 30, 2024	$—	—	$—	—	$—	—	$—	2,500	$—	—	$—	33,917,961	$—	$35,156	$(32,419)	$2,737

For the three and nine months ended September 30, 2023

	Net Parent	Series A Preferred Stock		Series B Preferred Stock		Series B-1 Preferred Stock		Series C Preferred Stock		Non-voting Common Stock		Voting Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Investment	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	$1,461	8,750,000	$—	381,658	$—	—	$—	—	$—	28,230,842	$1	—	$—	$2,414	$(7,872)	$(3,996)
Sale of Series B Preferred Stock, net of direct costs	—	—	—	911,379	—	—	—	—	—	—	—	—	—	4,889	—	4,889
Issuance of Series B Preferred Stock for conversion of Notes and accrued interest	—	—	—	799,603	—	—	—	—	—	—	—	—	—	4,286	—	4,286
Deemed dividend related to ROFN Agreement derivative liability	(1,461)	—	—	—	—	—	—	—	—	—	—	—	—	(1,112)	—	(2,573)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	448	—	448
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,415)	(2,415)
Balance (Unaudited) – March 31, 2023	—	8,750,000	—	2,092,640	—	—	—	—	—	28,230,842	1	—	—	10,925	(10,287)	639

Sale of Series B Preferred Stock, net of direct costs	—	—	—	1,659,015	—	—	—	—	—	—	—	—	—	10,056	—	10,056
Sale of Series B-1 Preferred Stock, net of direct costs	—	—	—	—	—	13,888	—	—	—	—	—	—	—	253	—	253
Issuance of Series B Preferred Stock for conversion of Notes and accrued interest	—	—	—	419,790	—	—	—	—	—	—	—	—	—	2,117	—	2,117
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	448	—	448
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,160)	(2,160)

Balance (Unaudited) – June 30, 2023	$—	8,750,000	$—	4,171,445	$—	13,888	$—	—	$—	28,230,842	$1	—	$—	$23,799	$(12,447)	$11,353
Sale of Series B-1 Preferred Stock, net of direct costs	—	—	—	—	—	61,034	—	—	—	—	—	—	—	941	—	941
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	437	—	437
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,193)	(2,193)
Balance (Unaudited) – September 30, 2023	$—	8,750,000	$—	4,171,445	$—	74,922	$—	—	$—	28,230,842	$1	—	$—	$25,177	$(14,640)	$10,538

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

FibroBiologics, Inc.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(8,062)	$(6,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of liability instrument and warrant liability	(4,349)	—
Change in fair value of forward contract liability	650	—
Stock-based compensation expense	1,675	1,333
Other loss on derivative liability	—	72
Amortization of convertible notes debt discount	—	81
Amortization of operating lease right-of-use asset	310	291
Depreciation expense	110	16
Changes in operating assets and liabilities:
Change in prepaid expenses	(317)	2
Change in other current assets	(2)	(91)
Change in accounts payable and accrued expenses	(265)	396
Change in commitment fee payable	1,863	—
Change in payable to Parent	(141)	141
Change in operating lease liability	(300)	(273)
Net cash used in operating activities	(8,828)	(4,800)

Cash flows from investing activities
Purchases of property and equipment	(85)	(493)
Net cash used in investing activities	(85)	(493)

Cash flows from financing activities
ROFN Agreement payments to Parent	—	(2,645)
Repayment and proceeds of note receivable from Parent	—	300
Proceeds from short-term borrowing	574	—
Repayments of short-term borrowing	(459)	—
Proceeds from issuance of Series B Preferred Stock, net of direct costs	—	14,945
Proceeds from issuance of Series B-1 Preferred Stock, net of direct costs	—	1,193
Proceeds from issuance of common stock, net of direct costs	7,462	—
Net cash provided by financing activities	7,577	13,793

Net increase/(decrease) in cash and cash equivalents	(1,336)	8,500
Cash and cash equivalents, beginning of period	9,163	2,266
Cash and cash equivalents, end of period	$7,827	$10,766

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$14	$1

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series B Preferred Stock for conversion of Notes and accrued interest	$—	$5,866
Reclassification of derivative liability for conversion of Notes to Series B Preferred Stock	$—	$538
Settlement of forward contract liability for sale of shares to GEM pursuant to Draw Down and Closing Notices	$409	$—

The accompanying notes are an integral part of these Unaudited Condensed Financial Statements.

FibroBiologics, Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2024

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

Going Concern and Management’s Plan

The Company has incurred operating losses since Inception and expects such losses to continue in the future as it builds infrastructure, develops intellectual property, and conducts research and development activities. The Company has primarily relied on a combination of angel investors and private equity and debt placements to fund its operations. As of September 30, 2024, the Company had an accumulated deficit of $32,419 thousand and cash and cash equivalents of $7,827 thousand. A transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure. The Company currently does not generate revenues and may never achieve profitability. Unless and until such time that revenue and net income are generated, the Company will need to continue to raise additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As further described in Note 7, management has entered into a Share Purchase Agreement as of November 12, 2021. With the completion of the Company’s Direct Listing, this agreement provides the Company with access to additional liquidity. In February and March 2024, the Company utilized this facility to raise a total of $2,819 thousand, net of costs. In July through September 2024, the Company raised an additional $4,643 thousand, and may utilize this facility to raise additional capital if needed.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Unaudited Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying Unaudited Condensed Balance Sheet as of September 30, 2024, Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2024 and 2023, Unaudited Condensed Statements of Stockholders’ Equity/(Deficit) for the three and nine months ended September 30, 2024 and 2023, and Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, are unaudited. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 29, 2024, which contains the audited financial statements and notes thereto. The Unaudited Condensed Financial Statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023, the unaudited condensed statements of stockholders’ equity/(deficit) for the three and nine months ended September 30, 2024 and 2023 and the unaudited condensed statements of cash flows for the nine months ended September 30, 2024 and 2023. The December 31, 2023, Unaudited Condensed Balance Sheet included herein was derived from the audited financial statements, but it does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the unaudited condensed financial statements related to the three and nine months ended September 30, 2024 and 2023, are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash balances and short-term, liquid investments with an original maturity date of three months or less at the time of purchase. The Company had $6,488 thousand and no cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company will recognize an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measure any impairment loss based on the difference between the carrying amount and estimated fair value. The Company incurred no such losses for the three and nine months ended September 30, 2024 and 2023.

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

3. Net Income/(Loss) Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(500)	$(2,193)	$(8,062)	$(6,768)
Adjustment to numerator for earnings per share:
Deemed dividend	—	—	—	(2,573)
Net loss attributable to common stockholders	$(500)	$(2,193)	$(8,062)	$(9,341)

Denominator:
Weighted-average number of common shares outstanding, basic and diluted	33,516,656	28,230,842	32,457,473	28,230,842
Net loss per common share attributable to common stockholders, basic and diluted	$(0.01)	$(0.08)	$(0.25)	$(0.33)

As further described in Note 6, the Company issued 28,230,842 shares of non-voting common stock on August 18, 2022. Because the issuance of nonvoting common stock shares was treated as a stock split for accounting purposes, these shares are treated as having been issued on January 1, 2022. The weighted average number of shares outstanding for the three and nine months ended September 30, 2023, is based upon the non-voting common stock shares issued on August 18, 2022. The weighted average number of shares outstanding for the three and nine months ended September 30, 2024 is based upon the non-voting common stock shares issued on August 18, 2022, the conversion of all outstanding shares of non-voting common stock, Series B Preferred Stock and Series B-1 Preferred Stock into voting common stock upon completion of the Direct Listing on January 31, 2024, the issuance of 227,057 shares of common stock issued to GEM Global Yield LLC SCS, or GEM, in February through March 2024, and the issuance of 1,198,836 shares of common stock to GEM in July through September 2024.

As further described in Note 7, the Company issued 741,164 shares of common stock to GEM in September 2024 to facilitate a Draw Down Notice. For accounting purposes, these shares are not considered issued as of September 30, 2024, because no proceeds were received for these shares at issuance and the shares will either be purchased by GEM through a subsequent Closing Notice and payment or returned to the Company, so these shares are contingently returnable.

As further described in Note 10, the Company agreed to pay to FibroGenesis 15% of the gross proceeds from any equity investments in FibroBiologics prior to an IPO, Direct Listing or Sale of the Company to eliminate upon the occurrence of such event the Series A Preferred Stock and its $35 million liquidation preference. This redemption of preferred stock created a derivative liability that exceeded the net Parent Investment of $1,461 thousand by $1,112 thousand, and is reflected as a reduction of the amount available to common stockholders in the calculation of earnings per share.

The Company had $5,600 thousand of convertible notes outstanding as of December 31, 2022, which could have been converted into common stock in the event that the Company sold and issued shares of capital stock in excess of $10,000 thousand. During the three and nine months ended September 30, 2023, $0 and $5,600 thousand, respectively, of the outstanding convertible notes were converted into shares of Series B Preferred Stock. For the three and nine months ended September 30, 2023, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. No convertible notes were outstanding during the three and nine months ended September 30, 2024. The Company’s basic and diluted net losses per share are the same because it generated a net loss in all periods presented.

4. Property and Equipment

Property and equipment, net consist of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Laboratory equipment	$882	$816
Computer equipment, software, and other	47	28
Total property and equipment at cost	929	844
Less: Accumulated depreciation	(157)	(47)
Property and equipment, net	$772	$797

The useful life of laboratory equipment is five years, and the useful life of computer equipment, software, and other is three years for deprecation. Depreciation expense was $38 thousand and $13 thousand for the three months ended September 30, 2024 and 2023, respectively, and was $110 thousand and $16 thousand for the nine months ended September 30, 2024 and 2023, respectively.

5. Fair Value of Financial Instruments

As of December 31, 2022, the Company measured its derivative liability related to the conversion option feature in the 2022 Notes at fair value. As of September 30, 2023, $5,600 thousand of the 2022 Notes had been converted, which eliminated $538 thousand of the derivative liability.

As of December 31, 2023, the Company measured its liability instrument to investors under the Share Purchase Agreement, as further described in Note 7, at $7,236 thousand. This liability instrument was comprised of a warrant liability and a forward contract liability, both of which were contingent upon an IPO event, and is classified within Level 3 of the value hierarchy because the liability was based upon a valuation model that used inputs and assumptions including potential outcomes, interest rates, probabilities, and timing. The Company completed its Direct Listing on January 31, 2024, which qualified as an IPO event, and bifurcated the liability instrument into its separate Warrant liability and Forward contract liability components. The fair value of the Warrant liability to be issued upon completion of the Direct Listing on January 31, 2024 was $20,963 thousand, and this fair value decreased to $2,887 thousand at September 30, 2024. The fair value of the Forward contract liability was de minimis at January 31, 2024 and September 30, 2024.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	Fair Value Measurement as of September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$6,488	$—	$—	$6,488
Total assets fair value	$6,488	$—	$—	$6,488

Liabilities:
Forward contract liability	$—	$—	$241	$241
Warrant liability	—	—	2,887	2,887
Total liabilities fair value	$—	$—	$3,128	$3,128

	Fair Value Measurement as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Liability instrument	$—	$—	$7,236	$7,236
Total fair value	$—	$—	$7,236	$7,236

The following table summarizes the activity related to Level 3 financial liabilities for the nine months ended September 30, 2024:

(in thousands)	Liability Instrument	Forward Contract Liability	Warrant Liability
Fair value at December 31, 2023	$7,236	$—	$—
Bifurcation of the liability instrument upon Direct Listing	(7,236)		7,236
Increase in Warrant liability at issuance January 31, 2024	—	—	13,727
Forward contract liability as of June 30, 2024	—	1,500	—
Change in fair value of Forward contract liability	—	(1,259)	—
Change in fair value of Warrant liability	—	—	(18,076)
Fair value at September 30, 2024	$—	$241	$2,887

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

Upon completion of the Direct Listing on January 31, 2024, the warrant liability and the forward contract liability were no longer contingent and were bifurcated out of the liability instrument and treated as separate units of account. As of January 31, 2024, the warrant liability value for the warrant issued to GEM Yield Bahamas Limited (“GYBL”) was determined using a Black-Scholes valuation model. Inputs used in the Black-Scholes valuation model included the 1,299,783 warrants issued to GYBL, the closing bid price of $21.54 per share on January 31, 2024, the five-year time to maturity, a 0% dividend yield, an annual risk-free interest rate of 3.91% for the five-year time to maturity, and an assumed annualized volatility of 97% based on comparable companies with a five-year history of stock prices. As of September 30, 2024, the warrant liability value for the warrant issued to GYBL was determined using a Black-Scholes valuation model. Inputs used in the Black-Scholes valuation model included the 1,299,783 warrants issued to GYBL, the closing bid price of $3.09 per share on September 30, 2024, the four-year time to maturity, a 0% dividend yield, an annual risk-free interest rate of 3.58% for the five-year time to maturity, and an assumed annualized volatility of 100% based on comparable companies with a five-year history of stock prices.

As further described in Note 7, the Company issued a Draw Down Notice on September 12, 2024, for 1,000,000 shares. On September 26, 2024, an initial Closing Notice was provided by GEM to purchase 258,836 shares and the remainder of the Draw Down Notice remained open. The fair value of the remaining forward contract liability was remeasured at September 30, 2024, based upon the remaining 741,164 shares, a price per share of $3.25, based on the floor price of $3.25 per share because the closing price was lower than the floor price on September 30, 2024, and the 10% discount to be provided to the investor purchasing the shares from the Company.

The carrying amounts of cash and cash equivalents, prepaid expenses, other current assets, accounts payable, accrued expenses, and Parent company payable and receivable approximate their fair values due to their short-term maturities.

There were no transfers in or out of Level 1, Level 2 or Level 3 assets and liabilities for the nine months ended September 30, 2024 and for the year ended December 31, 2023.

6. Stockholders’ Equity/(Deficit) / Net Parent Investment

Authorized Capital – As of September 30, 2024 and December 31, 2023, the Company authorized 10,000,000 and 20,000,000, respectively, preferred stock shares. As of December 31, 2023, the Company had issued 8,750,000 Series A Preferred Stock shares to FibroGenesis, which were tendered pursuant to the formation of the Company in exchange for the contribution of certain in-process research and development and patent assets through Patent Assignment and Intellectual Property Cross-License Agreements. The Series A Preferred Stock shares had the right to vote and ranked prior to non-voting common stock and common stock with respect to payment of dividends and distributions and upon liquidation, dissolution, winding-up or otherwise. In addition, the Series “A” Preferred Stock had a liquidation preference equal to $35,000 thousand to be allocated among the holders of the Series “A” Preferred Stock shares in the event of a liquidation, dissolution, or winding-up of the Company, which was subsequently eliminated as part of the ROFN Agreement as further described below, and each share of Series “A” Preferred Stock could be converted into one share of common stock at any time at the election of the holder of such shares of Series “A” Preferred Stock. Unless otherwise elected by the holder(s), a merger or consolidation in which the Company is not the majority surviving entity or the sale of all or substantially all of the assets of the corporation would be a deemed liquidation event. The Company has also authorized 62,500,000 shares of non-voting common stock, and has issued during the year ended December 31, 2022, a total of 28,230,842 shares. In August 2022, the Company issued 28,179,592 shares of non-voting common stock to its Parent, which in turn distributed the shares to its members. This issuance of non-voting common stock was accounted for as stock split and no proceeds were received by the Company. The Company also issued to its board of directors, a consultant, and an employee an additional 51,250 total shares in 2022 and recorded $168 thousand of expense for the issuance of these shares, which was based upon a third-party valuation of the shares at the time of issuance.

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

In January 2023, to reflect the ROFN Agreement with its Parent, as further discussed in Note 10, the Company amended its Certificate of Incorporation to a) make the Series “B” Preferred Stock liquidation preference equal to Series “A” Preferred Stock, and b) to provide that upon IPO, Direct Listing, or Sale of the Company, the Series “A” Preferred Stock would be canceled for no consideration.

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

In August 2024, the Company amended and restated its certificate of incorporation with the State of Delaware to eliminate its non-voting common stock, Series A Preferred Stock, Series B Preferred Stock, and Series B-1 Preferred Stock, and to reduce to 10,000,000 shares its authorized preferred stock, par value $0.00001 per share, of which 2,500 shares are designated as Series C Preferred Stock.

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

On June 27, 2024, the Company issued 3,000,000 shares of Common Stock to facilitate a Draw Down Notice under the Share Purchase Agreement. The Company recorded upon issuance a $1,410 thousand fair value of the forward contract liability for its requirement to sell up to 3,000,000 shares to the investor at 90% of the average closing price per share during the Draw Down Period based upon the number of shares, the closing price per share of $4.66 on June 27, 2024, and the 10% discount to be provided to the investor purchasing the shares from the Company. The fair value of the forward contract liability was remeasured to $638 thousand at July 11, 2024, upon receipt of the Closing Notice from GEM, based upon the 840,000 shares accepted, the $.4.85 closing price per share, and a net purchase price per share of $4.09 after the 10% discount provided to the investor, and the forward contract liability was eliminated. GEM returned 560,000 shares to the Company, which canceled those shares, and the remaining 1,600,000 shares were retained by GEM to facilitate a subsequent Draw Down Notice.

On July 12, 2024, the Company issued a Draw Down Notice for 1,600,000 shares. The Company recorded upon issuance a $758 thousand fair value of the forward contract liability for its requirement to sell up to 1,600,000 shares to the investor at 90% of the average closing price per share during the Draw Down Period based upon the number of shares, the closing price per share of $4.74 on July 12, 2024, and the 10% discount to be provided to the investor purchasing the shares from the Company. The fair value of the forward contract liability was remeasured to a $286 thousand asset at August 26, 2024, upon receipt of the Closing Notice from GEM, based upon the 100,000 shares accepted, the $1.65 closing price per share, and a net price per share of $4.51 after the 10% discount provided to the investor, and the forward contract liability was eliminated. GEM returned 500,000 shares to the Company, which canceled those shares, and the remaining 1,000,000 shares were retained by GEM to facilitate a subsequent Draw Down Notice.

On September 12, 2024, the Company issued a Draw Down Notice for 1,000,000 shares. The Company recorded upon issuance a $325 thousand fair value of the forward contract liability for its requirement to sell up to 1,000,000 shares to the investor at 90% of the average closing price per share during the Draw Down Period based upon the number of shares, a price per share of $3.25, based on the floor price of $3.25 per share because the closing price was lower than the floor price on September 12, 2024, and the 10% discount to be provided to the investor purchasing the shares from the Company. Upon receipt of an initial Closing Notice from GEM on September 26, 2024, the fair value of the portion of the forward contract liability covered by the Closing Notice was remeasured to $57 thousand at, based upon the 258,836 shares accepted, the $3.14 price per share, and a net price per share of $2.93 after the 10% discount provided to the investor, and that portion of the forward contract liability was eliminated. The September 12, 2024, Draw Down Notice remained open for 741,164 shares, which will either be sold to GEM pursuant to a future Closing Notice or returned to the Company. The fair value of the of the remaining portion of the forward contract liability was remeasured at September 30, 2024, based on the remaining 741,164 shares, a price per share of $3.25, based on the floor price of $3.25 per share because the closing price was lower than the floor price on September 30, 2024, and the 10% discount to be provided to the investor purchasing the shares from the Company.

8. Income Taxes

The Company did not record any tax provision or benefit for the three and nine months ended September 30, 2024 or 2023. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at September 30, 2024, and December 31, 2023.

9. Leases, Commitments and Contingencies

In October 2022, the Company entered into a lease agreement for office space with a term of 62 months, which expires on November 30, 2027. This lease is accounted for as an operating lease under the ASC 842 guidance for lease accounting. A right-of-use lease asset and lease liability of $2,293 thousand each were recorded at inception of the lease term using a discount rate of 7.5%.

In June 2023, the Company entered into a new lease for temporary lab and office space for its research operations. This lease has a term of 12 months and monthly rent of $6 thousand and is accounted for as a short-term lease. This lease commenced in August 2023. In September 2023, the Company entered into an amendment of this lease for additional space, and the monthly rent increased to $7 thousand. In March 2024, the Company entered into a second amendment of this lease for additional space, and effective April 1, 2024, the monthly rent increased to $8 thousand. In July 2024, the Company signed an amendment of this lease, effective August 1, 2024, to extend the term for an additional 12 months, and the monthly rent decreased to $7 thousand.

Rent expense for the nine months ended September 30, 2024 and 2023, was $466 thousand and $504 thousand, respectively. As of September 30, 2024, noncancelable lease payments under operating leases were $1,629 thousand and noncancelable lease payments under short-term leases were $74 thousand.

As of September 30, 2024, future minimum payments during the remaining period and the next five years are as follows (in thousands):

2024	$88
2025	488
2026	544
2027	509
2028	—
Thereafter	—
Total lease payments	1,629
Less: Imputed interest	(182)
Total lease liabilities	1,447
Less: Current lease liabilities	(392)
Total non-current lease liabilities	$1,055

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

In January 2023, the Company entered into an Agreement Regarding Right of First Negotiation (“ROFN Agreement”) with its Parent, FibroGenesis. In exchange for FibroGenesis’ consent to amend the Certificate of Incorporation to a) eliminate upon IPO, Direct Listing, or Sale of the Company the Series A Preferred Stock $35,000 thousand liquidation preference, b) make the Series B Preferred Stock liquidation preference equal to Series “A” Preferred Stock, and c) to provide that upon IPO, Direct Listing, or Sale of the Company Series A Preferred Stock will be cancelled for no consideration, FibroBiologics agreed to pay to FibroGenesis 15% of the gross proceeds from any equity investments in FibroBiologics prior to an IPO, Direct Listing or Sale of the Company. In addition, FibroBiologics received a five-year right of first negotiation if FibroGenesis decides to license externally any of its technology. During the nine months ended September 30, 2023, the Company amended its Certificate of Incorporation to reflect these changes, recorded a derivative liability of $2,573 thousand for the expected future payments to FibroGenesis, and paid $2,645 thousand to FibroGenesis for 15% of the gross proceeds from equity issued by the Company through the nine months ended September 30, 2023, and recorded a loss on derivative liability of $15 thousand. Based on its relationship to Series A Preferred Stock as described above, the derivative liability was recorded first against the net Parent Investment and then to Additional paid-in capital after the net Parent Investment was eliminated. Amounts paid in excess of the derivative liability are recorded as other losses in the Unaudited Condensed Statements of Operations. During the nine months ended September 30, 2024, the Company completed its Direct Listing, which resulted in the cancelation of all outstanding shares of Series A Preferred Stock for no consideration, and paid $141 thousand to FibroGenesis. There was no derivative liability as of September 30, 2024 and December 31, 2023. There was a payable to FibroGenesis of $0 and $141 thousand, respectively, as of September 30, 2024 and December 31, 2023.

11. Share-Based Compensation

The Company adopted on August 10, 2022, and the stockholders approved on August 18, 2022, the 2022 Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards. The Plan, through the grant of stock awards, is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and provide a means by which the eligible recipients may benefit from increases in value of the common stock. In September 2022, the Company issued a total of 101,250 options with a strike price of $3.28 per share to employees, directors, and scientific advisory board members under this Plan. In February 2023, the Company issued a total of 3,689,750 options with a strike price of $2.28 per share to employees and directors under this Plan. In August 2023, a total of 2,500 options with a strike price of $3.28 per share were forfeited. In March 2024, the Company issued 216,875 options with a strike price of $13.00 per share to employees under this Plan. In June 2024, the Company issued 6,875 options with a strike price of $6.73 per share to employees under this Plan. In August 2024, the Company issued 25,000 options with a strike price of $1.73 per share to directors under this Plan. Generally, awards granted by the Company vest over four years and have an exercise price equal to the estimated fair value of the common stock as determined by the board of directors with consideration given to contemporaneous valuations of the Company’s common stock prepared by an independent third-party valuation firm for options granted prior to public listing or the closing bid price on the date of grant for options granted after public listing.

As of September 30, 2024, and December 31, 2023, there were 8,467,889 and 8,711,500 shares, respectively, available for future issuance under the Plan.

Stock-based compensation expense is recognized in the Unaudited Condensed Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2024	2023	2024	2023
Research and development	$82	$66	$248	$196
General, administrative and other	490	374	1,383	1,137
Total stock-based compensation expense	$572	$440	$1,631	$1,333

In addition to the $1,631 thousand stock-based compensation expense for stock options, a $45 thousand stock-based compensation expense was recognized for the grant of 2,500 shares of Series C Preferred Stock to the CEO during the nine months ended September 30, 2024.

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of September 30, 2024, are as follows:

Stock Options
Unrecognized stock-based compensation expense (in thousands)	$5,766
Expected weighted-average period compensation costs to be recognized (years)	2.6

A summary of the Company’s stock option activity is as follows:

	Stock Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	3,788,500	$2.31	8.4	$2,989
Granted	248,750	$11.69	9.5	$34
Exercised	—	$—	—	$—
Forfeited/Cancelled	(5,139)	$12.74	9.4	$—
Outstanding as of September 30, 2024	4,032,111	$2.88	8.4	$3,023
Exercisable as of September 30, 2024	1,696,210	$2.33	8.4	$1,307

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Risk-free interest rate	3.7 to 4.3%	3.9%
Expected volatility	97 to 101%	90%
Expected term (years)	5.5 to 7.0	7.0
Expected dividend	0%	0%

During the nine months ended September 30, 2024, the weighted-average grant date fair value of the options granted was $9.70 per share.

12. Subsequent Events

The Company has evaluated subsequent events through November 12, 2024, the date these unaudited condensed financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to the disclosures in these unaudited condensed Financial Statements, other than the following.

On October 18, 2024, the Company received a Closing Notice from GEM to purchase 15,683 shares at a price of $2.91 per share for proceeds of $46 thousand.

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

Overview

We are a clinical-stage biotechnology company focused on developing and commercializing fibroblast-based therapies for patients suffering from chronic diseases with significant unmet medical needs, including wound healing, multiple sclerosis (MS), degenerative disc disease, psoriasis and certain cancers, and potential human longevity applications including thymic involution reversal. At present, our novel manufacturing process entails collecting excess tissue from surgical procedures and using the allogeneic fibroblasts to grow a cell bank for use in our procedures. Our most advanced product candidates are CYWC628, CYMS101 and CybroCell™.

We are in the late pre-clinical stages of developing CYWC628 as an allogeneic fibroblast cell-based therapy for wound healing. Our studies are presently focused on utilizing fibroblasts and fibroblast-derived cells to treat wounds in diabetic mice. The results of our studies to date have shown statistically significant acceleration in the rate of wound closure in comparison with both a marketed wound care product and control, and improved quality of healed wounds. Based upon our results achieved to date and the expected timing of our remaining preclinical studies, we are planning to initiate a twelve-week Phase 1/2 clinical trial in Australia for treatment of diabetic foot ulcers in the second quarter of 2025 as funding allows.

We are developing CYMS101 as an allogeneic fibroblast cell-based therapy to treat MS. After completing animal studies using CYMS101, we received approval to conduct clinical investigations in Mexico using the fibroblast cell composition for patients with MS and have completed a Phase 1 study. The study was conducted in five participants. The primary objective of the study was to assess safety, and the secondary objective was to assess efficacy. The primary objective was achieved as we saw no adverse events related to the treatment. We are currently conducting further research to determine the mode of action of fibroblasts in oligodendrocyte expansion and expect to file an IND application for a Phase 1/2 clinical trial in MS as funding allows. We will likely seek a strategic partner to collaborate with us on the development of CYMS101 either before initiating the Phase 1/2 clinical trial, or after its completion, if successful, and prior to commencing with a Phase 3 clinical trial.

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

CYPS317 is our allogeneic intravenously administered fibroblast cell-based therapeutic for the treatment of psoriasis. We are moving this early phase project to our product candidate pipeline. Our early pre-clinical animal model studies have demonstrated significant efficacy in the treatment of mild and severe psoriasis. Our studies have also demonstrated improved efficacy as compared to anti IL-23 monoclonal antibody, with no adverse effects noted with the respiratory, circulatory, hepatic and renal organ systems. We are currently in the process of continuing our IND-enabling animal model studies, with a projected completion timeline of the fourth quarter of 2025.

We also have human longevity, cancer, and artificial pancreatic organoid programs in the early stages of development, and we plan to accelerate such programs as funding allows.

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

We have incurred net losses since Inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through investment from FibroGenesis, the issuance of $5.6 million of our convertible promissory notes from December 2021 through April 2022, the issuance of $18.6 million of preferred stock, and the issuance of $8.0 million of common stock.

As of September 30, 2024, we had cash and cash equivalents of approximately $7.8 million. Since our Inception, we have incurred significant operating losses. We incurred net losses of approximately $8.1 million and $6.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $32.4 million. We expect to continue to incur significant expenses and operating losses for the next several years. See “—Funding Requirements” below.

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

General Trends and Outlook

Recent Developments

CYWC628

We completed pre-clinical studies investigating (i) multiple administrations of CYWC628 on a chemically induced chronic wound NONcNZO10/LtJ mouse model, (ii) dose titration to provide information on the effective dose range of CYWC628, and (iii) acute and chronic toxicity. We expect to complete our remaining pre-clinical studies by the end of 2024.

As part of the preparation for a Phase I/II clinical trial of CYWC628 for the potential treatment of diabetic foot ulcers (DFUs), we entered into a master service agreement with a CDMO that will govern the production of our master cell bank, working cell bank, and our CYWC628 drug product candidate. We also entered into a master service agreement with a CRO that will carry out the Phase I/II clinical trial of CYWC628 for the potential treatment of diabetic foot ulcers in Australia in 2025.

Psoriasis

We have completed an early phase project utilizing a psoriasis mouse model to assess the potential use of intravenous administration of fibroblast spheroids for the treatment of psoriasis. Results to date include that a single administration of fibroblast spheroids resulted in significant improvement in mice with moderate psoriasis, and that multiple administrations of fibroblast spheroids resulted in significant improvement in mice with severe psoriasis. We also compared fibroblast spheroid with single and multiple administration of an anti-IL-23 monoclonal antibody in treatment of mice with mild to moderate psoriasis. We noted that a single treatment of fibroblast spheroids was significantly better than single and multiple administration of an anti-IL-23 monoclonal antibody. We are in the process of carrying out a dosage titration animal model study to determine optimal efficacious dose range, in addition to determining the durability of treatment for mild to moderate, and moderate to severe psoriasis. Three anti-IL-23 monoclonal antibody treatments are approved by the FDA for the treatment of psoriasis, including Tremfya®, Illumya®, and Skyrizi®. As a result of these studies, we have moved this project to our product candidate pipeline with the name of CYPS317.

Intellectual Property

We have filed two new patent applications with the United States Patent Office. The first patent application covers the use of fibroblast cell-based technology in an adhesive bandage for wound healing. The second patent application covers the use of fibroblast cell-based technology in generating three-dimensional hemopoietic organoids that can give rise to functional immune cells.

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

General, Administrative and Other Expenses

Our general, administrative, and other expenses consist primarily of personnel costs, allocated facilities costs, and other expenses for outside professional services, including legal, marketing, investor relations, human resources services, and accounting services. Personnel costs consist of salaries, benefits, and stock-based compensation for our general and administrative personnel. We will continue to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, Nasdaq, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our administrative function to support the growth of our business.

Interest Expense

Our interest expense consists primarily of accrued interest expense and amortization of discount on our convertible notes.

Statements of Operations

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2024 and 2023

The following tables set forth our results of operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Change Amount
	2024	2023
	(unaudited, in thousands)
Operating expenses:
Research and development	$1,213	$571	$642
General, administrative and other	2,139	1,481	659

Total operating expenses	3,352	2,052	1,300
Loss from operations	(3,352)	(2,052)	(1,300)
Change in fair value of liability instrument and warrant liability	1,927	—	1,927
Change in fair value of forward contract liability	849	—	1,090
Other income/(loss)	2	(141)	143
Interest income	79	—	79
Interest expense	(5)	—	(5)

Net loss	$(500)	$(2,193)	$1,934

	Nine Months Ended September 30,		Change Amount
	2024	2023
	(unaudited, in thousands)
Operating expenses:
Research and development	$3,148	$1,595	$1,553
General, administrative and other	6,877	4,814	2,063

Total operating expenses	10,025	6,409	3,616
Loss from operations	(10,025)	(6,409)	(3,616)
Change in fair value of liability instrument and warrant liability	4,349	—	4,349
Change in fair value of future contract liability	(651)	—	(410)
Commitment fee expense	(1,941)	—	(1,941)
Other income/(loss)	32	(213)	245
Interest income	188	—	188
Interest expense	(14)	(146)	132

Net loss	$(8,062)	$(6,768)	$(1,053)

Research and Development Expenses

Research and development expenses were $1.2 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $0.6 million was primarily due to:

●	increased tissue acquisition and CDMO costs of $0.3 million for cell manufacturing activities;

●	increased personnel related expenses of $0.2 million due to hiring additional research scientists after September 30, 2023; and

●	increased research materials and supplies expenses of $0.1 million due to increased laboratory personnel and preclinical studies.

Research and development expenses were $3.1 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $1.5 million was primarily due to:

●	increased personnel related expenses of $0.6 million due to hiring additional research scientists after September 30, 2023;

●	increased tissue acquisition and CDMO costs of $0.5 million for cell manufacturing activities; and

●	increased research materials and supplies, conferences, and depreciation expenses of $0.4 million due to increased laboratory personnel and preclinical studies.

Research and development expenses are not tracked by product candidate.

General, Administrative and Other Expenses

General, administrative and other expenses were $2.1 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $0.6 million was primarily due to:

●	increased expense of $0.2 million for public company D&O insurance;

●	increased expenses of $0.2 million for patent filing and maintenance costs;

●	increased expenses of $0.2 million for added personnel in 2024;

●	increased expenses of $0.1 million for investor relations and marketing costs, and.

●	decreased expenses of $0.1 million for legal fees.

General, administrative and other expenses were $6.9 million and $4.8 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $2.1 million was primarily due to:

●	increased expenses of $0.7 million for regulatory, listing, accounting, investor relations and marketing expenses related to our Direct Listing completed in January 2024 and subsequent financing efforts;

●	increased expenses of $0.7 million for added personnel in 2024;

●	increased expenses of $0.5 million for patent filing and maintenance costs;

●	increased expense of $0.5 million for public company D&O insurance;

●	decreased expenses of $0.3 million due to timing of an executive bonus in January 2023.

Change in fair value of warrant liability

Change in fair value of warrant liability was a gain of $1.9 million and none for the three months ended September 30, 2024 and 2023, respectively. The liability instrument to investors under the Share Purchase Agreement among us, GEM Global Yield LLC SCS, or GEM, and GEM Yield Bahamas Limited, or GYBL, dated November 12, 2021, or the GEM SPA, was comprised of the contingent warrant liability and contingent put option. The $1.9 million gain during the three months ended September 30, 2024 resulted from the mark to market of the warrant liability, which will occur at the end of each reporting period as long as the warrants are outstanding and classified as a liability.

Change in fair value of warrant liability was a gain of $4.3 million and none for the nine months ended September 30, 2024 and 2023, respectively. This change in fair value resulted primarily from the decrease in our stock price.

Change in fair value of forward contract liability

Change in fair value of forward contract liability was a net gain of $0.8 million and $0.0 million for the three months ended September 30, 2024 and 2023, respectively. A forward contract liability to sell shares to the investor at 90% of the average daily closing price per share over the Draw Down Pricing Period is recorded each time we issue a Draw Down Notice to GEM under the Share Purchase Agreement. The forward contract liability is remeasured at the end of each quarter, if open, and again upon receipt of the Closing Notice from the investor. The forward contract liability is eliminated upon receipt of the Closing Notice and funds from the investor.

Change in fair value of forward contract liability was a net loss of $0.7 million and $0.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Commitment fee expense

Commitment fee expense was $1.9 million and none for the nine months ended September 30, 2024 and 2023, respectively. A $2 million commitment fee pursuant to the GEM SPA became payable to GEM upon completion of the Direct Listing in January 2024. The commitment fee is payable to GEM as drawdown notices are issued, with any remaining balance payable one year after public listing. We sold $3.0 million of common stock to GEM under the GEM SPA during the three months ended March 31, 2024, which made approximately $0.1 million of the commitment fee payable immediately. This $0.1 million portion of the commitment fee was netted against the proceeds received in additional paid-in capital. The remaining $1.9 million was expensed immediately because we were planning to raise funds through other sources and had no plans to issue further Draw Down Notices to GEM prior to the one-year anniversary of our public listing when this remaining amount will be due.

Other loss

For the three and nine months ended September 30, 2023, the $0.1 million and $0.2 million, respectively, of other loss is comprised of the payments to FibroGenesis in excess of the derivative liability established at inception of the Agreement Regarding Right of First Negotiation entered into by us and FibroGenesis in January 2023, or the ROFN Agreement.

Interest income

Interest income is comprised of interest income and unrealized gain/losses on cash equivalents.

Interest Expense

Interest expense was $0.0 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $0.1 million was due to the maturities and conversions of the notes during the year ended December 31, 2023. Interest expense was recorded in 2023 for the nominal interest rate of 6.0% plus the amortization of the discount on the 2022 convertible notes.

Income Taxes

The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Overview

To date, we have financed our operations primarily with investment from FibroGenesis, proceeds from borrowings under our convertible loan agreements, and proceeds from the issuance of preferred stock and common stock. From Inception through September 30, 2024, we have received gross proceeds of approximately $5.6 million from sales of our convertible notes, $18.6 million from the issuance of preferred stock, and $8.0 million from the issuance of common stock. As of September 30, 2024, we had cash and cash equivalents of approximately $7.8 million and an accumulated deficit of approximately $32.3 million. As of September 30, 2024, we had no outstanding debt.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(8,828)	$(4,800)
Net cash used in investing activities	(85)	(493)
Net cash provided by financing activities	7,577	13,793

Net increase/(decrease) in cash and cash equivalents	$(1,336)	$8,500

Cash Flows from Operating Activities

Net cash used in operating activities was $8.8 million and $4.8 million for the nine months ended September 30, 2024 and 2023, respectively, and consisted primarily of net losses of $8.1 million and $6.8 million, respectively. Noncash losses on stock-based compensation expense of $1.7 million and change in fair value of forward contract liability of $0.7 million, and amortization of operating lease right-of-use asset of $0.3 million, and change in commitment fee payable of $1.9 million partially offset the net loss, while noncash gain on change in fair value of liability instrument of $4.3 million, an increase in prepaid expenses of $0.3 million, a decrease in accounts payable and accrued expenses of $0.3 million, a decrease in payable to Parent of $0.1 million, and a decrease in operating lease liability of $0.3 million added to the cash used in operations in the nine months ended September 30, 2024. Noncash expenses of stock-based compensation of $1.3 million, other loss on derivative liability of $0.1 million, amortization of convertible notes debt discount of $0.1 million, and amortization of operating lease right-of-use asset of $0.3 million, and an increase in accounts payable and accrued expenses of $0.4 million and an increase in payable to Parent of $0.1 million partially offset the net loss, while a decrease in operating lease liability of $0.3 million added to the cash used in operations in the nine months ended September 30, 2023.

Cash Flows from Investing Activities

Net cash used in investing activities was approximately $0.1 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively, and consist primarily of laboratory equipment purchases.

Cash Flows from Financing Activities

Net cash provided by financing activities was approximately $7.6 million and $13.8 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we entered into a $0.6 million short-term borrowing agreement to finance the D&O insurance policy premiums and repaid $0.5 million of the principal borrowed, and we raised $7.5 million of net proceeds from the sale of common stock under the GEM SPA. During the nine months ended September 30, 2023, we paid to FibroGenesis $2.6 million under the ROFN Agreement, we received $0.3 million from FibroGenesis’ repayment of its note payable to us, and we received $15.2 million in total net proceeds from the issuance of Series B Preferred Stock and Series B-1 Preferred Stock.

Funding Requirements

We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current or future product candidates and we do not know when, or if, that will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our current and future product candidates, and begin to commercialize any approved products. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. Moreover, we will continue to incur additional costs associated with operating as a public company.

The financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred operating losses and negative cash flows from operations since Inception. As of September 30, 2024, we had an accumulated deficit of approximately $32.4 million. Management expects to continue to incur operating losses and negative cash flows.

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

Contractual Obligations and Commitments

Material contractual obligations arising in the normal course of business primarily consist of operating leases. Future minimum lease payments under non-cancellable leases as of September 30, 2024, were approximately $1.6 million, of which $0.5 million is due within one year. We generally expect to satisfy these commitments with cash on hand and cash provided by financing activities.

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

We define our critical accounting estimates as those under GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies and estimates, please see the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. During the nine months ended September 30, 2024, we recorded a Forward contract liability with each Draw Down Notice issued to GEM and have remeasured this Forward contract liability at each quarter end and upon receipt of each Closing Notice from GEM. Other than the Forward contract liability critical accounting estimates and changes in the fair value of the Warrant liability, as described in this Quarterly Report, there have not been any material changes to our critical accounting policies and estimates since December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding all unregistered securities we sold during the three months ended September 30, 2024. Unless stated otherwise, the sales of the securities listed below were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering.

On June 27, 2024, the Company issued 3,000,000 shares of Common Stock to facilitate a Draw Down Notice under the Share Purchase Agreement. The investor subsequently accepted the Draw Down Notice for 840,000 shares and sent a Closing Notice dated July 11, 2024, for the 840,000 shares issued at a net price of $4.09 per share after applying the 10% discount and remitted $3,436 thousand gross proceeds to the Company. Of the remaining 2,160,000 shares, 560,000 shares were returned and canceled, and 1,600,000 shares were utilized in a subsequent Draw Down Notice.

On July 12, 2024, the Company issued a Draw Down Notice for 1,600,000 shares. The investor subsequently accepted the Draw Down Notice for 100,000 shares and sent a Closing Notice dated August 26, 2024, for the 100,000 shares issued at a net price of $4.51 per share after applying the 10% discount and remitted $451 thousand gross proceeds to the Company. Of the remaining 1,500,000 shares, 500,000 shares were returned and canceled, and 1,000,000 shares were utilized in a subsequent Draw Down Notice.

On September 12, 2024, the Company issued a Draw Down Notice for 1,000,000 shares. The investor subsequently accepted a portion of the Draw Down Notice for 258,836 shares and sent a Closing Notice dated September 26, 2024, for the 258,836 shares issued at a net price of $2.93 per share after applying the 10% discount and remitted $758 thousand gross proceeds to the Company. With the consent of the Company, the investor submitted a second Closing Notice dated October 18, 2024 for an additional 15,683 shares issued at a net price of $2.91 per share after applying the 10% discount and remitted $46 thousand gross proceeds to the Company. The remaining 725,481 shares will be returned by the investor and canceled.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41934	3.1	August 28, 2024

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41934	3.1	June 27, 2024

4.1	Form of Warrant of FibroBiologics, Inc. issued pursuant to the GEM SPA	S-1/A	333-277019	4.2	March 15, 2024

10.1	Amendment 1 to the Intellectual Property Cross-License Agreement between SpinalCyte LLC and FibroBiologics, Inc., effective as of May 17, 2021.	10-Q	001-41934	10.1	August 7, 2024

10.2	Amendment 2 to the Patent Assignment Agreement between SpinalCyte LLC and FibroBiologics, Inc., effective as of May 17, 2021.	10-Q	001-41934	10.2	August 7, 2024

10.3+	Master Service Agreement, effective September 19, 2024, between FibroBiologics, Inc. and Charles River Laboratories, Inc.	8-K	001-41934	10.1	September 24, 2024

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

+ Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

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

FIBROBIOLOGICS, INC.

Date: November 12, 2024	By:	/s/ Robert E. Hoffman
Robert E. Hoffman Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

