Form 10-Q
period 2025-06-30
FibroBiologics, Inc.
filed 2025-07-31
CIK 1958777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41934

FibroBiologics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3329066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

455 E. Medical Center Blvd, Suite 300 Houston, TX 77598	77598
(Address of principal executive offices)	(Zip Code)

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

On July 30, 2025, 41,889,142 shares of FibroBiologics, Inc.’s Common Stock, $0.00001 par value per share, were outstanding.

FibroBiologics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2025

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

•
the timing, progress and results of preclinical studies and clinical trials for our current and future product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
the timing, scope or likelihood of regulatory submissions, filings, and approvals, including final regulatory approval of our product candidates;
•
our ability to develop and advance product candidates into, and successfully complete, clinical trials;
•
our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use;
•
the implementation of our business model and our strategic plans for our business, product candidates and technology;
•
our commercialization, marketing and manufacturing capabilities and strategy;
•
the pricing and reimbursement of our product candidates, if approved;
•
the rate and degree of market acceptance and clinical utility of our product candidates, in particular, and cell therapy, in general;
•
our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•
our competitive position;
•
the scope of protection we and/or our licensors are able to establish and maintain for intellectual property rights covering our product candidates;
•
developments and projections relating to our competitors and our industry;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements; and
•
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FibroBiologics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,845	$13,985
Prepaid expenses	1,333	225
Other current assets	—	18
Total current assets	10,178	14,228
Property and equipment, net	967	824
Operating lease right-of-use asset, net	2,714	1,393
Other assets	48	—
Total assets	$13,907	$16,445

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,801	$2,697
Operating lease liability, short-term	627	401
SEPA put option liability	470	460
Short-term convertible debt	8,066	9,168
Total current liabilities	10,964	12,726
Operating lease liability, long-term	2,083	984
Total liabilities	13,047	13,710

Stockholders’ equity
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024	—	—
Preferred Stock, $0.00001 par value; 2,500 Series C Preferred shares authorized; 2,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Voting Common Stock, $0.00001 par value; 300,000,000 shares and 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 40,862,456 shares and 35,085,718 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	46,002	38,253
Accumulated deficit	(45,142)	(35,518)
Total stockholders’ equity	860	2,735
Total liabilities and stockholders’ equity	$13,907	$16,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FibroBiologics, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except shares and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$2,041	$975	$3,821	$1,935
General, administrative and other	2,449	2,249	5,200	4,739
Total operating expenses	4,490	3,224	9,021	6,674

Loss from operations	(4,490)	(3,224)	(9,021)	(6,674)
Other income/(expense):
Change in fair value of warrant liability	—	5,527	—	2,422
Change in fair value of forward contract liability	—	(1,500)	—	(1,500)
Change in fair value of SEPA put option liability	73	—	(10)	—
Change in fair value of convertible debt	334	—	(117)	—
Commitment fee expenses	—	—	—	(1,941)
Other income/(expense)	(625)	30	(625)	30
Interest income	50	70	149	110
Interest expense	—	(5)	—	(9)
Net income/(loss)	(4,658)	898	(9,624)	(7,562)
Net income/(loss) attributable to common stockholders	$(4,658)	$898	$(9,624)	$(7,562)
Net income/(loss) per share, basic and diluted	$(0.12)	$0.03	$(0.26)	$(0.24)
Weighted-average shares outstanding, basic and diluted	38,635,264	32,719,125	37,665,612	31,926,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FibroBiologics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity/(Deficit)

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited, in thousands, except shares)

	Series A Preferred Stock		Series B Preferred Stock		Series B-1 Preferred Stock		Series C Preferred Stock		Non-voting Common Stock		Voting Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2024	—	$—	—	$—	—	$—	2,500	$—	—	$—	35,085,718	$—	$38,253	$(35,518)	$2,735
Issuance of Voting Common Stock for commitment fee payable	—	—	—	—	—	—	—	—	—	—	118,991	—	250	—	250
Conversion of Short-term convertible debt into Voting Common Stock	—	—	—	—	—	—	—	—	—	—	2,530,591	—	3,780	—	3,780
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	551	—	551
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,966)	(4,966)
Balance (Unaudited) – March 31, 2025	—	$—	—	$—	—	$—	2,500	$—	—	$—	37,735,300	$—	$42,834	$(40,484)	$2,350
Issuance of Voting Common Stock for commitment fee payable	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Short-term convertible debt into Voting Common Stock	—	—	—	—	—	—	—	—	—	—	3,127,156	—	2,439	—	2,439
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	729	—	729
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,658)	(4,658)
Balance (Unaudited) – June 30, 2025	—	$—	—	$—	—	$—	2,500	$—	—	$—	40,862,456	$—	$46,002	$(45,142)	$860

	Series A Preferred Stock		Series B Preferred Stock		Series B-1 Preferred Stock		Series C Preferred Stock		Non-voting Common Stock		Voting Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance – December 31, 2023	8,750,000	$—	4,171,445	$—	89,781	$—	—	$—	28,230,842	$1	—	$—	$25,609	$(24,357)	$1,253
Issuance of Series C Preferred Stock	—	—	—	—	—	—	2,500	—	—	—	—	—	45	—	45
Conversion of Series B Preferred Stock, Series B-1 Preferred Stock and Non-voting common stock to Voting Common Stock	—	—	(4,171,445)	—	(89,781)	—	—	—	(28,230,842)	(1)	32,492,068	—	1	—	—
Cancellation of Series A Preferred Stock upon Direct Listing	(8,750,000)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of Voting Common Stock	—	—	—	—	—	—	—	—	—	—	227,057	—	2,819	—	2,819
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	480	—	480
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,460)	(8,460)
Balance (Unaudited) – March 31, 2024	—	$—	—	$—	—	$—	2,500	$—	—	$—	32,719,125	$—	$28,954	$(32,817)	$(3,863)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	578	—	578
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	898	898
Balance (Unaudited) – June 30, 2024	—	$—	—	$—	—	$—	2,500	$—	—	$—	32,719,125	$—	$29,532	$(31,919)	$(2,387)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FibroBiologics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(9,624)	$(7,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	(2,422)
Change in fair value of forward contract liability	—	1,500
Change in fair value of SEPA put option liability	10	—
Change in fair value of convertible debt	117	—
Non-cash original discount on convertible debt	625	—
Stock-based compensation expense	1,280	1,103
Amortization of operating lease right-of-use asset	254	205
Depreciation expense	113	72
Changes in operating assets and liabilities:
Prepaid expenses	(1,108)	(482)
Accounts payable and accrued expenses	(646)	(236)
Commitment fee payable	—	1,941
Other current assets	18	(2)
Other assets	(48)	—
Payable to Parent	—	(141)
Operating lease liability	(250)	(198)
Net cash used in operating activities	(9,259)	(6,222)

Cash flows from investing activities
Purchases of property and equipment	(256)	(74)
Net cash used in investing activities	(256)	(74)

Cash flows from financing activities
Proceeds from short-term convertible debt	4,375	574
Repayments of short-term borrowing	—	(287)
Proceeds from issuance of common stock, net of direct costs	—	2,819
Net cash provided by financing activities	4,375	3,106

Net increase/(decrease) in cash and cash equivalents	(5,140)	(3,190)
Cash and cash equivalents, beginning of period	13,985	9,163
Cash and cash equivalents, end of period	$8,845	$5,973

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$5	$4

Supplemental disclosure of non-cash investing and financing activities:
Right of use asset obtained in exchange for operating lease liability	$1,575	$—
Issuance of Voting Common Stock for commitment fee payable	$250	$—
Conversion of Short-term convertible debt into shares of common stock	$6,219	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FibroBiologics, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2025

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

Formation of Wholly Owned Subsidiary

On June 12, 2025, the Company formed a wholly-owned subsidiary, FibroBiologics Australia Pty Ltd. This entity will act as the local sponsor for the Company's twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia.

Going Concern and Management’s Plan

The Company has incurred operating losses since Inception and expects such losses to continue in the future as it builds infrastructure, develops intellectual property, and conducts research and development activities. The Company has primarily relied on a combination of angel investors, private debt placements, convertible debt issuances, and sales of equity to fund its operations. As of June 30, 2025, the Company had an accumulated deficit of $45.1 million and cash and cash equivalents of $8.8 million. A transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure. The Company currently does not generate revenues and may never achieve profitability. Unless and until such time that revenue and net income are generated, the Company will need to continue to raise additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements. As further described in Note 7, the Company entered into a Standby Equity Purchase Agreement in December 2024 with a certain investor (the “SEPA”) and received net proceeds of $13.1 million for the issuance of $15.0 million of short-term convertible notes principal. Pursuant to the SEPA, the Company may require the investor to purchase up to an additional $10.0 million of shares of Common Stock. While management has implemented plans to obtain additional funding, including through the SEPA, these plans are not sufficient to alleviate the substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The CODM evaluates performance and allocates resources based on net income (loss) that also is reported on the condensed consolidated statements of operations as net loss, and cash used in operations as reported on the condensed consolidated statements of cash flows. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s condensed consolidated statements of operations, and expenses are not regularly provided to or reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources. Other segment items included in net loss primarily include changes in the fair value of the Company’s financial instruments, commitment fees, placement agent costs and a gain on the termination of the Company’s share purchase agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated balance sheet as of June 30, 2025, unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, unaudited condensed consolidated statements of changes in stockholders’ equity/(deficit) for the three and six months ended June 30, 2025 and 2024, and unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, are unaudited. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025, which contains the audited financial statements and notes thereto. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024, the unaudited condensed consolidated statements of changes in stockholders’ equity/(deficit) for the three and six months ended June 30, 2025 and 2024, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024. The December 31, 2024, condensed consolidated balance sheet included herein was derived from the audited financial statements, but it does not include all disclosures or notes required by GAAP for complete financial statements.

The financial data and other information disclosed in these notes to the unaudited condensed consolidated financial statements related to the three and six months ended June 30, 2025, are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements, which include the accounts of the Company and its wholly-owned subsidiary, FibroBiologics Australia Pty Ltd, have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions are eliminated in consolidation. As of June 30, 2025, FibroBiologics Australia Pty Ltd has yet to initiate operating activity.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements; therefore, actual results could differ from those estimates and assumptions. The most significant estimates include the liability classified instrument, warrant liability, fair value of forward contract liability, SEPA put option liability, fair value of the short-term convertible debt, and stock-based compensation.

Fair Value Option of Accounting

The Company has elected the option under Accounting Standards Codification ("ASC") 825-10, Financial Instruments (“ASC 825”), to measure its short-term convertible debt issued pursuant to the SEPA (see Note 7) at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. When the fair value option is elected for an instrument, unrealized gains and losses for such instrument are reported in the condensed statements of operations at each subsequent reporting date. Up-front costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. These amounts are included in other income/(expense) in the condensed statements of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash balances and short-term, liquid investments with an original maturity date of three months or less at the time of purchase. The Company had $8.8 million and $14.0 million cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company will recognize an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measure any impairment loss based on the difference between the carrying amount and estimated fair value. There were no such losses for the three and six months ended June 30, 2025 and 2024.

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

Operating leases are included in operating lease right-of-use asset, operating lease liability, short-term, and operating lease liability, long-term on the Company’s unaudited condensed consolidated balance sheets.

The Company has elected in accordance with ASC 842-20-25-2 an accounting policy to not record short-term leases, defined as those with terms of 12 months or less, on the unaudited condensed consolidated balance sheets. Rent expense recorded under leases, for financial statement purposes, is recognized on a straight-line basis over the lease term based on the most recent contractual terms available.

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

Derivatives

Derivative financial instruments are recorded at fair value on the unaudited condensed consolidated balance sheets. Liability classified derivatives are remeasured at their fair value at each reporting date, with decreases or increases in the fair value recognized as other gain or loss, respectively, within the unaudited condensed consolidated statements of operations. Equity classified derivatives are not remeasured at each reporting date. If a liability classified derivative becomes eligible for reclassification to an equity classified derivative, any gains or losses recognized up to the point of reclassification are not reversed.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, scientist recruiting costs, employee benefits, facilities costs, laboratory supplies, manufacturing expenses, preclinical expenses, research materials, and consulting and other contracted services. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the unaudited condensed consolidated financial statements as prepaid or accrued research and development.

Marketing and Advertising Costs

Marketing and advertising costs to promote the Company and its product candidates are expensed as incurred. Marketing and advertising expenses were $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.

Patent Costs

As the Company continues to incur costs to obtain market approval of patented technology, patent costs are expensed as incurred in general, administrative and other expense in the unaudited condensed consolidated statements of operations. Costs include fees to renew or extend the term of recognized intangible assets, patent defense costs, and patent application costs. Management will continue to expense such costs until market approval is obtained through regulatory approval by the appropriate governing body.

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

Under the provisions of ASC 740-10, Income Taxes, the Company evaluates uncertain tax positions by reviewing against applicable tax law all positions taken by the Company with respect to tax years for which the statute of limitations is still open. ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company recognizes interest and penalties related to the liability for unrecognized tax benefits, if any, as a component of the income tax expense line in the accompanying unaudited condensed consolidated statements of operations.

Stock-Based Compensation

The Company recognizes compensation costs related to stock options granted to employees and nonemployees based on the estimated fair value of the awards on the date of grant and recognizes expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. The fair value of stock options is estimated on the date of grant using a Black-Scholes option pricing model which requires management to apply judgment and make estimates, including:

•
Fair Value of Common Stock—The estimated fair value of Common Stock underlying stock-based awards has been determined by the board of directors as of each option grant date with input from management. Prior to completion of the Direct Listing in January 2024, the fair value of Common Stock was based upon most recently available third-party valuations of Common Stock and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the Practice Aid). After completion of the Direct Listing, a public trading market for Common Stock has been established so the fair value of Common Stock is based on the closing price as reported on The Nasdaq Stock Market on the date of grant.
•
Expected Term—The expected term represents the period that a stock-based award is expected to be outstanding. The Company uses the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the option.
•
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
•
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.
•
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

In November 2024, the FASB issued ASU No. 2024-03, – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses (“ASU 2024-03”), which is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on its condensed financial statements.

3. Net Income/(Loss) per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net income/(loss) per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net income/(loss)	$(4,658)	$898	$(9,624)	$(7,562)
Net income/(loss) attributable to common stockholders:	$(4,658)	$898	$(9,624)	$(7,562)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	38,635,264	32,719,125	37,665,612	31,926,444
Net income/(loss) per common share attributable to common stockholders, basic and diluted	$(0.12)	$0.03	$(0.26)	$(0.24)

The weighted average number of shares outstanding for the three and six months ended June 30, 2024 is based upon the shares of non-voting Common Stock issued on August 18, 2022, the conversion of all outstanding shares of non-voting Common Stock, Series B Preferred Stock and Series B-1 Preferred Stock into voting Common Stock upon completion of the Direct Listing on January 31, 2024, and the issuance of 227,057 shares of Common Stock to GEM Global in February and March 2024.

As further described in Note 7, during the six months ended June 30, 2025, the Company issued 118,991 shares of Common Stock to satisfy the $250,000 commitment fee payable, and $5.8 million of short-term convertible notes were converted into 5,657,747 shares of Common Stock. As of June 30, 2025, the estimated number of shares of Common Stock that would have been issued upon conversion of the remaining $9.2 million of principal was 14,366,223 shares of Common Stock. For the three and six months ended June 30, 2025 and 2024, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, the Company’s basic and diluted net income/(loss) per share is the same in all periods presented.

4. Property and Equipment

Property and equipment, net consist of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Laboratory equipment	$1,195	$981
Computer equipment, software, and other	89	47
Total property and equipment at cost	1,284	1,028
Less: Accumulated depreciation	(317)	(204)
Property and equipment, net	$967	$824

The useful life of laboratory equipment is five years, and the useful life of computer equipment, software, and other is three years, for depreciation. Depreciation expense was $60,000 and $37,000 for the three months ended June 30, 2025 and 2024, respectively, and was $113,000 and $72,000 for the six months ended June 30, 2025 and 2024, respectively.

5. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	Fair Value Measurement as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$8,521	$—	$—	$8,521
Total assets fair value	$8,521	$—	$—	$8,521

Liabilities:
SEPA put option liability	$—	$—	$470	$470
Short-term convertible debt	—	—	8,066	8,066
Total liabilities fair value	$—	$—	$8,536	$8,536

	Fair Value Measurement as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$13,501	$—	$—	$13,501
Total assets fair value	$13,501	$—	$—	$13,501

Liabilities:
SEPA put option liability	$—	$—	$460	$460
Short-term convertible debt	—	—	9,168	9,168
Total liabilities fair value	$—	$—	$9,628	$9,628

The following table summarizes the activity related to Level 3 financial liabilities for the six months ended June 30, 2025:

(in thousands)	Short-term Convertible Debt	SEPA Put Option Liability
Fair value at December 31, 2024	$9,168	$460
Change in fair value of SEPA put option liability	—	10
Addition of short-term convertible debt	5,000	—
Conversions of convertible debt into shares of common stock	(6,219)	—
Change in fair value of convertible debt	117	—
Fair value at June 30, 2025	$8,066	$470

The following table summarizes the activity related to Level 3 financial liabilities for the six months ended June 30, 2024:

(in thousands)	Liability Instrument	Forward Contract Liability	Warrant Liability
Fair value at December 31, 2023	$7,236	$—	$0
Bifurcation of the liability instrument upon Direct Listing	(7,236)	—	7,236
Increase in forward contract liability for Draw Down Notice on June 27, 2024	—	1,500	—
Increase in Warrant liability at issuance January 31, 2024	—	—	13,727
Change in fair value of Warrant liability	—	—	(16,149)
Fair value at June 30, 2024	$—	$1,500	$4,814

As further described in Note 7, the Company issued short-term convertible debt on December 20, 2024 and December 30, 2024 with a total principal balance of $10.0 million and recorded those notes at their initial fair values totaling $9.3 million. On June 16, 2025, the Company issued short-term convertible debt with a principal balance of $5.0 million and recorded those notes at their initial fair value of $4.5 million. The total of the fair values of these notes at June 30, 2025 and December 31, 2024 was $8.1 million and $9.2 million, respectively. The fair values of these notes were determined using a Monte Carlo simulation valuation model. Assumptions used in the valuation models at issuance on December 20, 2024 and December 30, 2024 included the closing bid price of $2.25 and $2.24, respectively, a term of one year, an annual risk-free rate of 4.2% and 4.1%, respectively, and a volatility of 60%. Assumptions used in the valuation models at issuance on June 16, 2025 included the closing bid price of $0.80, a term of one year, an annual risk-free rate of 4.3%, and a volatility of 60%. Assumptions used in the valuation model at June 30, 2025 for all notes included the closing bid price of $0.62, a term of 0.47 year, an annual risk free rate of 4.3%, and a volatility of 60%, and at December 31, 2024 for the notes included the closing bid price of $2.00, a term of one year, an annual risk free rate of 4.1%, and a volatility of 60%.

As further described in Note 7, the Company entered into the SEPA on December 20, 2024 and recorded a put option liability for the Company’s right to require the investor to purchase up to an additional $10.0 million of shares of Common Stock by delivering written notice to the investor. As of December 20, 2024 and December 31, 2024, the fair value of the SEPA put option liability was $0.5 million and $0.5 million, respectively. The fair value of this SEPA put option liability was determined using a Monte Carlo simulation valuation model. For the valuations on December 20, 2024 and December 31, 2024, inputs used in the model included a stock price of $2.25 per share, a 96% purchase price, Company advance notice date of January 1, 2026, expected settlement date of January 4, 2026, expected advance amount of $5,000 thousand, a simulation term of 1.04 years, volatility of 120%, and a 4.23% risk-free rate. As of June 16, 2025, the fair value of the SEPA put option liability was $0.5 million. The fair value of this SEPA put option liability was determined using a Monte Carlo simulation valuation model. For the valuation on June 30, 2025, inputs used in the model included a stock price of $0.62 per share, a 96% purchase price, Company advance notice date of January 1, 2026, expected settlement date of January 4, 2026, expected advance amount of $5.0 million, a simulation term of 0.51 years, volatility of 120%, and a 4.24% risk-free rate.

The carrying amounts of cash, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

There were no transfers in or out of Level 1, Level 2 or Level 3 assets and liabilities for the six months ended June 30, 2025 and for the year ended December 31, 2024.

6. Stockholders’ Equity/(Deficit)

Authorized Capital - As of June 30, 2025, the Company authorized 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, of which 2,500 were shares of Series C preferred stock. As of December 31, 2024, the Company had authorized 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, of which 2,500 were shares of Series C preferred stock.

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

In June 2025, the Company amended and restated its certificate of incorporation with the State of Delaware to increase its authorized Common Stock, par value $0.00001 per share, from 100,000,000 shares to 300,000,000 shares.

7. Standby Equity Purchase Agreement

On December 20, 2024, the Company entered into the SEPA. Pursuant to the SEPA, the investor will advance to the Company, subject to the satisfaction of certain conditions, a total principal amount of $15 million, which will be evidenced by short-term convertible notes, in three tranches. The short-term convertible notes will accrue interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an event of default for so long as such event remains uncured. The short-term convertible notes will mature on December 20, 2025, which may be extended at the option of the Company to January 19, 2026 by paying an extension fee of $100,000, and to February 18, 2026 by paying an additional extension fee of $100,000. The maturity date may also be extended at the option of the investor.

The Company received net proceeds of $4.3 million on December 20, 2024 from the first tranche of short-term convertible notes with $5.0 million principal (the “First Note”). The Company received net proceeds of $4.4 million on December 30, 2024 from the second tranche of short-term convertible notes with $5.0 million principal (the “Second Note”). The Company received net proceeds of $4.4 million on June 16, 2025 from the third tranche of short-term convertible notes with $5.0 million principal (the “Third Note”). The Company has elected to account for the short-term convertible notes under the fair value option in accordance with ASC 825-10-15-4, and Note 5 includes further discussion of their fair values.

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

The Third Note is convertible at a conversion price equal to the lower of (i) $0.98 per share or (ii) 94% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion date (but no lower than the “floor price” then in effect, subject to adjustment from time to time).

Below is a summary of conversions during the six months ended June 30, 2025.

Date	Tranche	Principal Amount	Shares Issued	Price Per Share
January 23, 2025	Second Note	$900,000	552,113	$1.6301
January 27, 2025	Second Note	$500,000	317,238	$1.5761
January 29, 2025	Second Note	$500,000	334,336	$1.4955
February 7, 2025	Second Note	$1,100,000	732,941	$1.5008
February 21, 2025	Second Note	$250,000	232,169	$1.0768
March 4, 2025	Second Note	$350,000	361,794	$0.9674
April 11, 2025	Second Note	$200,000	263,643	$0.7586
April 15, 2025	Second Note	$200,000	263,643	$0.7586
May 15, 2025	Second Note	$300,000	388,450	$0.7723
June 2, 2025	Second Note	$100,000	147,579	$0.6776
June 3, 2025	Second Note	$300,000	442,739	$0.6776
June 20, 2025	Second Note	$100,000	144,216	$0.6934
June 24, 2025	Second Note	$200,000	295,377	$0.6771
June 26, 2026	Third Note	$300,000	443,066	$0.6771
June 27, 2025	Third Note	$500,000	738,443	$0.6771

The Company recognized a net loss of $0.4 million during the six months ended June 30, 2025 on these conversions into shares of Common Stock.

Pursuant to the SEPA, and subject to certain conditions, the Company will have the right, from time to time, until December 20, 2026, to require the investor to purchase up to an additional $10.0 million of shares of Common Stock by delivering written notice to the investor.

The Company paid the investor a structuring fee of $25,000, which was expensed immediately, and agreed to pay the investor a commitment fee totaling $0.3 million (the “Commitment Fee”), which was expensed immediately and included in accrued liabilities at December 31, 2024. On January 7, 2025, the Company satisfied the Commitment Fee by issuing 118,991 shares of its Common Stock to the investor at a $2.1010 price per share.

The SEPA was accounted for as a liability under ASC 815 because it includes an embedded put option and an embedded forward option. The put option was recognized at inception and the forward option will be recognized upon the issuance of a notice for the sale of the Company’s Common Stock. The fair value of the derivative liability related to the embedded put option was estimated at $0.5 million at inception of the agreement on December 20, 2024, and at December 31, 2024, and at $0.5 million at June 30, 2025. The SEPA put option liability is recognized as a current liability on the condensed balance sheets as of June 30, 2025 and December 31, 2024, respectively. The change in estimated issuance date fair value is presented as a single line item within other income (expense) in the accompanying condensed statements of operations under the caption, Change in fair value of SEPA put option liability. The embedded forward option was deemed to have no value at June 30, 2025 and December 31, 2024 because there were no notices for the sale of the Company’s Common Stock as of June 30, 2025 and December 31, 2024.

8. Income Taxes

The Company did not record any tax provision or benefit for the six months ended June 30, 2025 and 2024. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at June 30, 2025 and December 31, 2024.

9. Leases, Commitments and Contingencies

In October 2022, the Company entered into a lease agreement for office space with a term of 62 months, which expires on November 30, 2027. This lease will be accounted for as an operating lease under the ASC 842 guidance for lease accounting. A right-of-use lease asset and lease liability of $2.3 million each were recorded at inception of the lease term using a discount rate of 7.5%.

In June 2023, the Company entered into a new lease for temporary lab and office space for its research operations. This lease had a term of 12 months and monthly rent of $6,000 and was accounted for as a short-term lease. This lease commenced in August 2023. In September 2023, the Company entered into an amendment of this lease for additional space, and the monthly rent increased to $7,000. In March 2024, the Company entered into a second amendment of this lease for additional space, and effective April 1, 2024, the monthly rent increased to $8,000. In July 2024, the Company signed an amendment of this lease, effective August 1, 2024, to extend the term for an additional 12 months, and the monthly rent decreased to $7,000. The Company terminated this lease effective April 30, 2025.

In March 2025, the Company executed a new lease for 10,693 square feet located in Houston, Texas, to be used in its research and development efforts. This lease commenced on April 1, 2025, terminates on May 31, 2031, and specifies initial base and additional rent totaling $32,000 per month. This lease will be accounted for as an operating lease under the ASC 842 guidance for lease accounting. A right-of-use lease asset and lease liability of $1.6 million each were recorded at inception of the lease term using a discount rate of 6.38%.

Rent expense for the six months ended June 30, 2025 and 2024, was $0.4 million and $0.3 million, respectively. As of June 30, 2025, noncancelable lease payments under operating leases were $3.1 million.

Maturities of operating lease liability as of June 30, 2025, were as follows:

(in thousands of dollars)
2026	$790
2027	886
2028	576
2029	351
2030	359
Thereafter	153
Total lease payments	3,115
Less: Imputed interest	(405)
Total lease liability	2,710
Less: Current lease liability	(627)
Total non-current lease liability	$2,083

10. Stock-Based Compensation

The Company adopted on August 10, 2022, and the stockholders approved on August 18, 2022, the 2022 Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards.

As of June 30, 2025 and December 31, 2024, respectively, there were 6,568,836 and 7,934,836 shares available for future issuance under the Plan.

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands of dollars)	2025	2024	2025	2024
Research and development	$116	$92	$200	$165
General and administrative	613	487	1,080	893
Total stock-based compensation expense	$729	$579	$1,280	$1,058

In addition to the $1,058 thousand stock-based compensation expense for stock options for the six months ended June 30, 2024, a $45 thousand stock-based compensation expense was recognized for the grant of 2,500 shares of Series C Preferred Stock to the CEO during the six months ended June 30, 2024.

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of June 30, 2025, are as follows:

Stock Options
Unrecognized stock-based compensation expense (in thousands)	$6,258
Expected weighted-average period compensation costs to be recognized (years)	2.6

A summary of the Company’s stock option activity is as follows:

	Stock Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	4,565,164	$2.82	8.2	$7
Granted	1,391,000	$1.00	7.0	$—
Exercised	—	$—	—	$—
Forfeited/canceled	(25,000)	$2.83	—	$—
Outstanding as of June 30, 2025	5,931,164	$2.39	8.2	$7
Exercisable as of June 30, 2025	2,325,577	$2.63	7.0	$7

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Assumptions:	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Risk-free interest rate	4.13% - 4.25%	4.2% - 4.3%
Expected volatility	108% - 111%	97% - 101%
Expected term (years)	7.0	7.0
Expected dividend	0%	0%

The weighted-average grant date fair value of the options granted during the six months ended June 30, 2025 and 2024 was $0.87 per share and $10.63 per share, respectively.

11. Related Party Transactions

During the three months ended June 30, 2025, the Company paid an aggregate of $62,400 to a member of its Board of Directors pursuant to a consulting agreement effective May 15, 2025. Under the terms of the agreement, the director provides strategic advisory services to the Company, including support for finance and capital raising activities.

12. Subsequent Events

On July 15, 2025, the investor converted $300,000 in principal amount of the Notes and the Company issued to the investor 533,428 shares of Common Stock at a $0.5624 conversion price per share.

On July 28, 2025, the investor converted $300,000 in principal amount of the Notes and the Company issued to the investor 493,258 shares of Common Stock at a $0.6471 conversion price per share.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The Company is in the process of assessing the impact of this legislation on its financial statements. The current expectation is that OBBBA will not have a material impact on the Company’s estimated annual effective tax or deferred taxes.

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

We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through investment from FibroGenesis, the sale of $15.0 million of our convertible promissory notes, which were all subsequently converted to equity, the sale of $18.6 million of preferred stock, $10.4 million in proceeds from the sale of common stock, $0.00001 par value per shares, or the Common Stock, through the share purchase agreement, dated November 12, 2021, or the GEM SPA, with GEM Global Yield LLC SCS, or GEM Global, and GEM Yield Bahamas Limited, or GYBL, and together with GEM Global, GEM, and $13.1 million in proceeds from the issuance of additional convertible promissory notes.

As of June 30, 2025, we had cash and cash equivalents of $8.8 million. Since our inception, we have incurred significant operating losses. We incurred net losses of $9.6 million and $7.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $45.1 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
advance the development of our product candidates through clinical development, and, if approved by the FDA, commercialization;
•
advance our preclinical development programs into clinical development;
•
incur manufacturing costs for cell production to supply our product candidates;
•
seek regulatory approvals for any of our product candidates that successfully complete clinical trials;
•
increase our research and development activities to identify and develop new product candidates;
•
hire additional personnel;
•
expand our operational, financial and management systems;
•
meet the requirements and demands of being a public company;
•
invest in further development to protect and expand our intellectual property;
•
establish a sales, marketing, medical affairs, and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize; and
•
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

General Trends and Outlook

Recent Developments

CYWC628

Based upon our progress to date, we expect to initiate our twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia in the first quarter of 2026 and we expect to complete the clinical trial in the third quarter of 2026. These timelines have been extended as we work to resolve process issues with the manufacturing training run and increase the number of test manufacturing runs needed to confirm no sterility issues before we begin the manufacture of CYWC628 for the clinical trial. Please see “Risk Factors – Risks Related to Manufacturing” in our Annual Report and “Item 1A. Risk Factors – Risks Related to Manufacturing” in this Quarterly Report.

CybroCell™

We carried out experiments that demonstrate the ability to use the CYWC628 master cell bank for the manufacturing of the CybroCell™ drug product. We are working to amend the IND clearance with the FDA for the planned Phase I clinical trial. A timeline for the trial will be determined in connection with discussions with the FDA.

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

•
employee-related expenses, which include salaries, benefits, travel and stock-based compensation for our research and development personnel;
•
laboratory equipment and supplies;
•
direct third-party costs such as expenses incurred under agreements with CROs and CDMOs;
•
consultants that conduct research and development activities on our behalf, including preparing and amending regulatory filings related to our product candidates;
•
costs associated with conducting preclinical studies and clinical trials;
•
costs associated with technology; and
•
facilities and other allocated expenses, which include expenses for rent and other facility related costs and other supplies.

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

•
the duration, costs, and timing of clinical trials of our current development programs and any further clinical trials related to new product candidates;
•
the sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•
the costs of preparing and amending regulatory filings related to our product candidates;
•
the acceptance of IND applications for future clinical trials;
•
the successful and timely enrollment and completion of clinical trials;
•
the successful completion of preclinical studies and clinical trials;
•
successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended populations;
•
the receipt and maintenance of regulatory and marketing approvals from applicable regulatory authorities;
•
establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
•
the entry into collaborations to further the development of our product candidates;
•
the cost of hiring additional personnel;
•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates; and
•
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

Interest Expense

Our interest expense consists primarily of interest on short-term borrowing to finance D&O insurance premiums, and amortization of discount on our convertible notes.

Statements of Operations

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

The following tables set forth our results of operations for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Change Amount
	2025	2024
	(unaudited, in thousands)
Operating expenses:
Research and development	$2,041	$975	$1,066
General, administrative and other	2,449	2,249	200
Total operating expenses	4,490	3,224	1,266
Loss from operations	(4,490)	(3,224)	(1,266)
Other income/(expense)
Change in fair value of warrant liability	—	5,527	(5,527)
Change in fair value of forward contract liability	—	(1,500)	1,500
Change in fair value of SEPA put option liability	73	—	73
Change in fair value of convertible debt	334	—	334
Other income/(expense)	(625)	30	(655)
Interest income	50	70	(20)
Interest expense	—	(5)	5
Net loss	$(4,658)	$898	$(5,556)

Research and Development Expenses

Research and development expenses were $2.0 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $1.1 million was primarily due to:

•
increased CRO costs of $0.9 million to prepare for a clinical trial; and
•
increased personnel related expenses of $0.2 million due to hiring additional research scientists.

Research and development expenses are not tracked by product candidate.

General, Administrative and Other Expenses

General, administrative and other expenses were $2.4 million and $2.2 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $0.2 million was primarily due to:

•
increased expenses of $0.2 million for added personnel in 2025, which includes stock-based compensation expense;
•
increased professional fees of legal, accounting and marketing of $0.1 million; and
•
decreased insurance expense of $0.1 million.

Change in fair value of warrant liability

Change in fair value of warrant liability was $0 and a gain of $5.5 million for the three months ended June 30, 2025 and 2024, respectively. The liability instrument to investors under the GEM SPA was comprised of the contingent warrant liability and contingent put option.

Change in fair value of forward contract liability

Change in fair value of forward contract liability was $0 and $1.5 million for the three months ended June 30, 2025 and 2024, respectively. We issued a Draw Down Notice to GEM under the Share Purchase Agreement on June 27, 2024, which created the forward contract liability to sell shares to the investor at 90% of the average daily closing price per share over the Draw Down Pricing Period. The $1.5 million loss during the three months ended

June 30, 2024 is based upon the estimated fair value of the forward contract liability for the Draw Down Notice issued, as remeasured at June 30, 2024, and was marked to market upon receipt of the Closing Notice from the investor.

Change in fair value of SEPA put option liability

On December 20, 2024, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with a certain investor. Pursuant to the SEPA, and subject to certain conditions, we have the right, from time to time, until December 20, 2026, to require the investor to purchase up to $10.0 million of shares of Common Stock by delivering written notice to the investor. The SEPA was accounted for as a liability under ASC 815 because it includes an embedded put option and an embedded forward option. The SEPA put option liability was recognized at inception, and its fair value was estimated at $0.5 million and $0.5 million at June 30, 2025 and December 31, 2024, respectively. The change in fair value of the SEPA put option liability was a gain of $0.1 million during the three months ended June 30, 2025 and resulted primarily from changes in stock price and other assumptions used in the valuation model.

Change in fair value of convertible debt

We received advances in the form of convertible notes pursuant to the SEPA in December 2024 and June 2025 and elected to account for the short-term convertible notes under the fair value option. Under the fair value option, all costs associated with raising the funds were expensed immediately. The convertible notes were adjusted to their fair values at June 30, 2025 with a $0.3 million gain resulting from the increase in fair value.

Gain/(loss) on issuance of common stock in exchange for convertible debt, net

The investor converted $2.2 million of convertible debt into shares of Common Stock during the three months ended June 30, 2025. We recognized an approximate $0.2 million net loss on these conversions, which results from the difference between the quoted market price per share used to record the issuance of Common Stock and the conversion price per share.

Other income/(expense)

Other expense for the three months ended June 30, 2025 consists of $0.6 million of non-cash original discount on convertible debt and $30,000 in interest income for the three months ended June 30, 2024.

Interest income

Interest income was $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. Interest income is comprised of interest income and unrealized gain/losses on cash equivalents.

Interest expense

Interest expense was $0 and $5,000 for the three months ended June 30, 2025 and 2024, respectively.

Income taxes

The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets.

Comparison of Six Months Ended June 30, 2025 and 2024

The following tables set forth our results of operations for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,		Change Amount
	2025	2024
	(unaudited, in thousands)
Operating expenses:
Research and development	$3,821	$1,935	$1,886
General, administrative and other	5,200	4,739	461
Total operating expenses	9,021	6,674	2,347
Loss from operations	(9,021)	(6,674)	(2,347)
Other income/(expense)
Change in fair value of warrant liability	—	2,422	(2,422)
Change in fair value of forward contract liability	—	(1,500)	1,500
Change in fair value of SEPA put option liability	(10)	—	(10)
Change in fair value of convertible debt	(117)	—	(117)
Commitment fee expense	—	(1,941)	1,941
Other income/(expense)	(625)	30	(655)
Interest income	149	110	39
Interest expense	—	(9)	9
Net loss	$(9,624)	$(7,562)	$(2,062)

Research and Development Expenses

Research and development expenses were $3.8 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $1.9 million was primarily due to:

•
increased chemistry, manufacturing and control costs of $0.2 million for cell manufacturing activities;
•
increased CRO costs of $0.9 million to prepare for a clinical trial;
•
increased personnel related expenses of $0.3 million due to hiring additional research scientists; and
•
increased research materials and supplies expenses of $0.5 million due to increased laboratory personnel and preclinical studies.

Research and development expenses are not tracked by product candidate.

General, Administrative and Other Expenses

General, administrative and other expenses were $5.2 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $0.5 million was primarily due to:

•
increased expenses of $0.5 million for added personnel in 2025, which includes stock-based compensation expense;
•
increased professional fees of $0.3 million for accounting, legal and marketing expenses;
•
increased travel expenses of $0.1 million; and
•
decreased Direct Listing related expenses of $0.4 million

Change in fair value of warrant liability

Change in fair value of warrant liability was $0 and $2.4 million for the six months ended June 30, 2025 and 2024, respectively. The liability instrument to investors under the GEM SPA was comprised of the contingent warrant liability and contingent put option.

Change in fair value of forward contract liability

Change in fair value of forward contract liability was $0 and $1.5 million for the six months ended June 30, 2025 and 2024, respectively. We issued a Draw Down Notice to GEM under the Share Purchase Agreement on June 27, 2024, which created the forward contract liability to sell shares to the investor at 90% of the average daily closing price per share over the Draw Down Pricing Period. The $1.5 million loss during the three months ended June 30, 2024 is based upon the estimated fair value of the forward contract liability for the Draw Down Notice issued, as remeasured at June 30, 2024, and was marked to market upon receipt of the Closing Notice from the investor.

Change in fair value of SEPA put option liability

The change in fair value of the SEPA put option liability was a loss of $0.0 million during the six months ended June 30, 2025 and resulted primarily from changes in stock price and other assumptions used in the valuation model.

Change in fair value of convertible debt

We received advances in the form of convertible notes pursuant to the SEPA in December 2024 and June 2025 and elected to account for the short-term convertible notes under the fair value option. Under the fair value option, all costs associated with raising the funds were expensed immediately. The convertible notes were adjusted to their fair values at June 30, 2025 with a $0.1 million loss resulting from the decrease in fair value.

Gain/(loss) on issuance of common stock in exchange for convertible debt, net

The investor converted $5.8 million of convertible debt into shares of Common Stock during the six months ended June 30, 2025. We recognized an approximate $0.4 million net loss on these conversions, which results from the difference between the quoted market price per share used to record the issuance of Common Stock and the conversion price per share.

Other income/(expense)

Other expense for the six months ended June 30, 2025 consists of $0.6 million of non-cash original discount on convertible debt and $30,000 in interest income for the six months ended June 30, 2024.

Commitment fee expense

Commitment fee expense was $0 and $1.9 million for the six months ended June 30, 2025 and 2024, respectively. A $2.0 million commitment fee pursuant to the GEM SPA became payable to GEM upon completion of the Direct Listing in January 2024. The commitment fee was payable to GEM as drawdown notices are issued, with any remaining balance payable one year after public listing. We sold $3.0 million of Common Stock to GEM under the GEM SPA during the six months ended June 30, 2024, which made $0.1 million of the commitment fee payable immediately. This $0.1 million portion of the commitment fee was netted against the proceeds received in additional paid-in capital. The remaining $1.9 million was expensed immediately because we were planning to raise funds through other sources and had no plans to issue further Draw Down Notices to GEM prior to the one-year anniversary of our public listing when this remaining amount would have been due.

Interest income

Interest income was $0.1 million for both the six months ended June 30, 2025 and 2024. Interest income is comprised of interest income and unrealized gain/losses on cash equivalents.

Interest expense

Interest expense was $0 and $9,000 for the six months ended June 30, 2025 and 2024, respectively.

Income taxes

The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Overview

Through June 30, 2025, we have financed our operations primarily with investment from FibroGenesis, proceeds from borrowings under our convertible loan agreements, proceeds from the issuance of preferred stock, and proceeds from the sale of Common Stock through the GEM SPA and the SEPA. From inception through June 30, 2025, we have received aggregate proceeds of $15.0 million from sales of our convertible notes, $18.6 million from the sales of preferred stock, $10.4 million from the issuance of Common Stock and $13.1 million from the issuance of additional convertible promissory notes under the SEPA. As of June 30, 2025, we had cash and cash equivalents of $8.8 million and an accumulated deficit of $45.1 million. As of June 30, 2025, we had $9.2 million principal balance of outstanding debt with a fair value of $8.1 million.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(9,259)	$(6,222)
Net cash used in investing activities	(256)	(74)
Net cash provided by financing activities	4,375	3,106

Net decrease in cash and cash equivalents	$(5,140)	$(3,190)

Cash Flows from Operating Activities

Net cash used in operating activities was $9.3 million and $6.2 million for the six months ended June 30, 2025 and 2024, respectively, and consisted primarily of net losses of $9.6 million and $7.6 million, respectively. Noncash expenses consisting of change in fair value of convertible debt of $0.1 million, net loss on issuance of Common Stock in exchange for convertible debt of $0.2 million, stock-based compensation expense of $1.3 million, and amortization of operating lease right-of-use asset of $0.3 million partially offset the net loss, while a decrease in prepaid expenses of $1.1 million, a decrease in accounts payable and accrued expenses of $0.6 million, and a decrease in operating lease liability of $0.3 million added to the cash used in operations in the six months ended June 30, 2025. Noncash losses on change in fair value of forward contract liability of $1.5 million, stock-based compensation expense of $1.1 million, amortization of operating lease right-of-use asset of $0.2 million, and depreciation expense of $0.1 million and change in commitment fee payable of $1.5 million partially offset the net loss, while noncash gain on change in fair value of liability instrument of $2.4 million, an increase in prepaid expenses of $0.5 million, a decrease in accounts payable and accrued expenses of $0.2 million, a decrease in payable to Parent of $0.1 million, and a decrease in operating lease liability of $0.2 million added to the cash used in operations in the six months ended June 30, 2024.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.3 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively, and consisted primarily of laboratory equipment purchases.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.4 million and $3.1 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2024, we entered into a $0.6 million short-term borrowing agreement to finance the D&O insurance policy premiums and repaid $0.3 million of the principal borrowed, and we raised $2.8 million of net proceeds from the sale of common stock under the GEM SPA.

Funding Requirements

We have incurred operating losses since our formation and expect such losses to continue in the future as we build infrastructure, develop intellectual property and conduct research and development activities. Moreover, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. We do not have any products approved for sale, and we have never generated any revenue from product sales. We have primarily relied on a combination of angel investors, private debt placements, convertible debt issuances, and sales of equity to fund our operations. As of June 30, 2025, we had an accumulated deficit of $45.1 million and cash and cash equivalents of $8.8 million. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current or future product candidates and we do not know when, or if, that will occur. Unless and until such time that revenue and net income are generated, we will need to continue to raise additional capital. These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements included in this Quarterly Report. The financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

•
the initiation, progress, timeline, cost, and results of our clinical trials for our product candidates;
•
the initiation, progress, timeline, cost and results of additional research and preclinical studies related to pipeline development and other research programs we initiate in the future;
•
the cost and timing of manufacturing activities, including our planned manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development through commercialization;
•
the potential expansion of our current development programs to seek new indications;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•
the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;
•
the effect of competing technological and market developments;
•
the payment of licensing fees, potential royalty payments and potential milestone payments;
•
the cost of general operating expenses;
•
the cost of establishing sales, marketing, and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and
•
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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management, including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10–Q. During the preparation of our financial statements for the six months ended June 30, 2025, our management identified a material weakness in our internal control over financial reporting due to a lack of segregation of duties. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, our management identified a material weakness in our internal controls within the financial reporting function that resulted from an ineffective design and implementation of controls over proper segregation of duties for the period of time covered by our financial statements prior to our then-Chief Financial Officer joining us in June 2022 when all financial functions were handled by a single individual, and afterward, through June 30, 2025, due to a limited number of individuals. Based upon such evaluation, and due to the material weakness identified, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective.

Remediation Plan for Material Weakness

With the addition of a chief financial officer and the changes made to our accounting and financial reporting processes and internal controls during the last half of fiscal year 2022 and through June 30, 2025, we have strengthened our internal controls and will continue to add staff, evaluate segregation of duties, and implement initiatives to improve our internal controls over financial reporting as we grow.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The manufacture of biologic cell therapy product candidates, and products, if approved, is complex and requires significant expertise and capital investment, including developing advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process, and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of critical components. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including consistency, stability, purity, and efficacy of the product, product testing, operator error, and availability of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. For example, timelines for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia have been extended as we work with our CDMO to resolve process issues with the manufacturing training run and increase the number of test manufacturing runs needed to confirm no sterility issues before we begin the manufacture of CYWC628 for the clinical trial. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability, purity, and efficacy failures, deficiencies, or other issues relating to manufacturing our product candidates will not occur in the future.

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

We have contracted with CDMOs for the production of our master cell banks and working cell banks for our fibroblast cell-based product candidates to enable clinical trials. If the CDMO is unable to produce our master cell banks, working cell banks and our fibroblast cell-based product candidates to enable clinical trials, we may encounter delays, additional costs, or technical failure of one or more of our product candidates. For example, timelines for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia have been extended as we work with our CDMO to resolve process issues with the manufacturing training run and increase the number of test manufacturing runs needed to confirm no sterility issues before we begin the manufacture of CYWC628 for the clinical trial.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, formulation, materials, and processes, are altered along the way in an effort to optimize processes and product characteristics. Such alterations can also occur due to changes in manufacturers. Such changes carry the risk that they will not achieve their intended objectives. Any such changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with product candidates produced using the modified manufacturing methods, materials, and processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay the completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials beyond those we currently anticipate, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates if approved. In addition, we may be required to make significant changes to our upstream and downstream processes across our pipeline, which could delay the development of future product candidates. For example, we encountered process issues with the manufacturing training run of CYWC628 and will need to increase the number of test manufacturing runs needed to confirm no sterility issues before we begin the manufacture of CYWC628 for the clinical trial. These issues have caused us to extend the timelines for the initiation and completion of our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia. If changes are needed to the manufacturing methods for CYWC628 as a result of these issues, the timing for the initiation and completion of our clinical trial in Australia may be further delayed.

We rely on third parties for our manufacturing process and may, in the future, depend on third-party manufacturers for our product candidates, and this increases the risk related to the timely and sufficient production of our product candidates.

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing our cell therapy product candidates. Third-party manufacturers may be unable to comply with cGMP regulations or similar regulatory requirements outside the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA, or other regulatory authorities, we will not be able to produce our product candidates. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. For example, we are currently working with our CDMO to resolve process issues with the manufacturing training run of CYWC628 and to complete additional test manufacturing runs needed to confirm no sterility issues before we begin the manufacture of CYWC628 for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia. If these issues are not resolved, we will be unable to manufacture CYWC628 for our planned clinical trial in a timely manner. If the FDA, the EMA, or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations. Furthermore, the raw materials for our product candidates may be sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply, or storage issues or otherwise, we could experience delays, disruptions, suspensions, or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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

As a listed company on Nasdaq, we are required to meet certain financial, public float, bid price and liquidity standards on an ongoing basis to continue the listing of our common stock. If we fail to meet these continued listing requirements, our common stock may be subject to delisting, which could materially impact the liquidity of our common stock making it more challenging to buy and sell shares of our common stock. On April 1, 2025, the listing of our common stock was moved from the Nasdaq Global Market to the Nasdaq Capital Market. We requested this move to allow us to satisfy less stringent financial, liquidity, and market capitalization requirements to continue the listing of our common stock. For example, the market value requirement of the Nasdaq Capital Market is $35 million versus $50 million for the Nasdaq Global Market and the stockholders’ equity requirement for the Nasdaq Capital Market is $2.5 million versus $10 million for the Nasdaq Global Market. Following the transfer, we remain subject to the $1 minimum bid price requirement and continued listing requirements for the Nasdaq Capital Market, and no assurance can be given that we will be able to satisfy these requirements. If we fail to meet any of these requirements after the transfer, our securities may be delisted from Nasdaq.

On July 1, 2025, we received a notification letter from the Nasdaq Listing Qualifications Staff notifying us that the closing bid price of our shares of common stock was below the minimum closing bid price of $1.00 per share during the previous 30 consecutive trading days, or the Notice, as required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until December 29, 2025, to regain compliance with this requirement. To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before December 29, 2025. If we do not regain compliance with Rule 5550(a)(2) by December 29, 2025, we may be eligible for an additional 180 calendar day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except the bid price requirement, and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will notify us that our securities will be subject to delisting. In the event of such notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff will grant our request for continued listing.

We continue to actively monitor our performance with respect to the listing standards and will consider available options to resolve any deficiency and maintain compliance with the Nasdaq rules. There can be no assurance that we will be able to maintain compliance or, if we fall out of compliance, regain compliance with any deficiency, or if we implement an option that regains our compliance, maintain compliance thereafter. If we fail to regain compliance with the Nasdaq continued listing standards, our common stock will be subject to delisting from Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding all unregistered securities we sold during the six months ended June 30, 2025. Unless stated otherwise, the sales of the securities listed below were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

On January 7, 2025, we satisfied the commitment fee due under the SEPA with YA II PN, LTD., or the Investor, by issuing 118,991 shares of our Common Stock to the Investor at a $2.1010 price per share.

Below is a summary of conversions during the six months ended June 30, 2025 by the Investor of short-term convertible notes issued to the Investor under the SEPA:

Date	Tranche	Principal Amount	Shares Issued	Price Per Share
January 23, 2025	Second Note	$900,000	552,113	$1.6301
January 27, 2025	Second Note	$500,000	317,238	$1.5761
January 29, 2025	Second Note	$500,000	334,336	$1.4955
February 7, 2025	Second Note	$1,100,000	732,941	$1.5008
February 21, 2025	Second Note	$250,000	232,169	$1.0768
March 4, 2025	Second Note	$350,000	361,794	$0.9674
April 11, 2025	Second Note	$200,000	263,643	$0.7586
April 15, 2025	Second Note	$200,000	263,643	$0.7586
May 15, 2025	Second Note	$300,000	388,450	$0.7723
June 2, 2025	Second Note	$100,000	147,579	$0.6776
June 3, 2025	Second Note	$300,000	442,739	$0.6776
June 20, 2025	Second Note	$100,000	144,216	$0.6934
June 24, 2025	Second Note	$200,000	295,377	$0.6771
June 26, 2026	Third Note	$300,000	443,066	$0.6771
June 27, 2025	Third Note	$500,000	738,443	$0.6771

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

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41934	3.1	August 28, 2024

3.2	Amendment to Amended and Restated Certificate of Incorporation of FibroBiologics, Inc.	8-K	001-41934	3.1	June 13, 2025

3.3	Amended and Restated Bylaws of the Registrant	8-K	001-41934	3.1	June 27, 2024

10.1	Employment Agreement effective from June 9, 2025, between FibroBiologics, Inc. and Jason D. Davis.	8-K	001-41934	10.1	June 9, 2025

10.2	Convertible Promissory Note, dated June 16, 2025, between FibroBiologics, Inc. and YA II PN, LTD.	8-K	001-41934	10.1	June 16, 2025

10.3	Consulting Agreement, dated May 15, 2025, between FibroBiologics, Inc. and Robert E. Hoffman.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

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

FIBROBIOLOGICS, INC.

Date: July 31, 2025	By:	/s/ Jason D. Davis
Jason D. Davis Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)