Form 10-Q
period 2025-09-30
FibroBiologics, Inc.
filed 2025-10-31
CIK 1958777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41934

FibroBiologics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3329066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

455 E. Medical Center Blvd, Suite 300 Houston, TX 77598	77598
(Address of principal executive offices)	(Zip Code)

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

On October 31, 2025, 51,456,077 shares of FibroBiologics, Inc.’s Common Stock, $0.00001 par value per share, were outstanding.

FibroBiologics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2025

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	4

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024	5

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity/(Deficit) for the three and nine months ended September 30, 2025 and 2024	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	7

	Notes to the Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signature		34

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FibroBiologics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,867	$13,985
Prepaid expenses	373	225
Other current assets	—	18
Total current assets	5,240	14,228
Property and equipment, net	908	824
Operating lease right-of-use asset, net	2,548	1,393
Other assets	48	—
Total assets	$8,744	$16,445

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,069	$2,697
Operating lease liability, short-term	643	401
SEPA put option liability	437	460
Short-term convertible debt	4,573	9,168
Total current liabilities	6,722	12,726
Operating lease liability, long-term	1,897	984
Total liabilities	8,619	13,710

Stockholders’ equity
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024	—	—
Preferred Stock, $0.00001 par value; 2,500 Series C Preferred shares authorized; 2,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Voting Common Stock, $0.00001 par value; 300,000,000 shares and 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 48,263,979 shares and 35,085,718 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	51,045	38,253
Accumulated deficit	(50,920)	(35,518)
Total stockholders’ equity	125	2,735
Total liabilities and stockholders’ equity	$8,744	$16,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FibroBiologics, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except shares and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$2,789	$1,213	$6,610	$3,148
General, administrative and other	2,249	2,139	7,449	6,877
Total operating expenses	5,038	3,352	14,059	10,025

Loss from operations	(5,038)	(3,352)	(14,059)	(10,025)
Other income/(expense):
Change in fair value of warrant liability	—	1,927	—	4,349
Change in fair value of forward contract liability	—	849	—	(650)
Change in fair value of SEPA put option liability	33	—	23	—
Change in fair value of convertible debt	(846)	—	(963)	—
Commitment fee expenses	—	—	—	(1,941)
Other income/(expense)	—	2	(625)	31
Interest income	73	79	222	188
Interest expense	—	(5)	—	(14)
Total other income/(expense)	(740)	2,852	(1,343)	1,963
Net loss	$(5,778)	$(500)	$(15,402)	$(8,062)
Net loss per share, basic and diluted	$(0.13)	$(0.01)	$(0.39)	$(0.25)
Weighted-average shares outstanding, basic and diluted	43,072,542	33,516,656	39,487,728	32,457,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FibroBiologics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity/(Deficit)

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited, in thousands, except shares)

	Series A Preferred Stock		Series B Preferred Stock		Series B-1 Preferred Stock		Series C Preferred Stock		Non-voting Common Stock		Voting Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2024	—	$—	—	$—	—	$—	2,500	$—	—	$—	35,085,718	$—	$38,253	$(35,518)	$2,735
Issuance of Voting Common Stock for commitment fee payable	—	—	—	—	—	—	—	—	—	—	118,991	—	250	—	250
Conversion of Short-term convertible debt into Voting Common Stock	—	—	—	—	—	—	—	—	—	—	2,530,591	—	3,780	—	3,780
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	551	—	551
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,966)	(4,966)
Balance (Unaudited) – March 31, 2025	—	$—	—	$—	—	$—	2,500	$—	—	$—	37,735,300	$—	$42,834	$(40,484)	$2,350
Conversion of Short-term convertible debt into Voting Common Stock	—	—	—	—	—	—	—	—	—	—	3,127,156	—	2,439	—	2,439
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	729	—	729
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,658)	(4,658)
Balance (Unaudited) – June 30, 2025	—	$—	—	$—	—	$—	2,500	$—	—	$—	40,862,456	$—	$46,002	$(45,142)	$860
Conversion of Short-term convertible debt into Voting Common Stock	—	—	—	—	—	—	—	—	—	—	7,401,523	—	4,339	—	4,339
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	704	—	704
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,778)	(5,778)
Balance (Unaudited) – September 30, 2025	—	$—	—	$—	—	$—	2,500	$—	—	$—	48,263,979	$—	$51,045	$(50,920)	$125

	Series A Preferred Stock		Series B Preferred Stock		Series B-1 Preferred Stock		Series C Preferred Stock		Non-voting Common Stock		Voting Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance – December 31, 2023	8,750,000	$—	4,171,445	$—	89,781	$—	—	$—	28,230,842	$1	—	$—	$25,609	$(24,357)	$1,253
Issuance of Series C Preferred Stock	—	—	—	—	—	—	2,500	—	—	—	—	—	45	—	45
Conversion of Series B Preferred Stock, Series B-1 Preferred Stock and Non-voting common stock to Voting Common Stock	—	—	(4,171,445)	—	(89,781)	—	—	—	(28,230,842)	(1)	32,492,068	—	1	—	—
Cancellation of Series A Preferred Stock upon Direct Listing	(8,750,000)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of Voting Common Stock	—	—	—	—	—	—	—	—	—	—	227,057	—	2,819	—	2,819
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	480	—	480
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,460)	(8,460)
Balance (Unaudited) – March 31, 2024	—	$—	—	$—	—	$—	2,500	$—	—	$—	32,719,125	$—	$28,954	$(32,817)	$(3,863)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	578	—	578
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	898	898
Balance (Unaudited) – June 30, 2024	—	$—	—	$—	—	$—	2,500	$—	—	$—	32,719,125	$—	$29,532	$(31,919)	$(2,387)
Sale of Common Stock	—	—	—	—	—	—	—	—	—	—	1,198,836	$—	5,052	—	5,052
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	572	—	572
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(500)	(500)
Balance (Unaudited) – September 30, 2024	—	$—	—	$—	—	$—	2,500	$—	—	$—	33,917,961	$—	$35,156	$(32,419)	$2,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FibroBiologics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(15,402)	$(8,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	(4,349)
Change in fair value of forward contract liability	—	650
Change in fair value of SEPA put option liability	(23)	—
Change in fair value of convertible debt	963	—
Non-cash original discount on convertible debt	625	—
Stock-based compensation expense	1,984	1,675
Amortization of operating lease right-of-use asset	420	310
Depreciation expense	178	110
Changes in operating assets and liabilities:
Prepaid expenses	(148)	(317)
Accounts payable and accrued expenses	(1,378)	(265)
Commitment fee payable	—	1,863
Other current assets	18	(2)
Other assets	(48)	—
Payable to Parent	—	(141)
Operating lease liability	(420)	(300)
Net cash used in operating activities	(13,231)	(8,828)

Cash flows from investing activities
Purchases of property and equipment	(262)	(85)
Net cash used in investing activities	(262)	(85)

Cash flows from financing activities
Proceeds from short-term convertible debt	4,375	574
Repayments of short-term borrowing	—	(459)
Proceeds from issuance of common stock, net of direct costs	—	7,462
Net cash provided by financing activities	4,375	7,577

Net decrease in cash and cash equivalents	(9,118)	(1,336)
Cash and cash equivalents, beginning of period	13,985	9,163
Cash and cash equivalents, end of period	$4,867	$7,827

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$5	$14

Supplemental disclosure of non-cash investing and financing activities:
Settlement of forward contract liability for sale of shares to GEM pursuant to Draw Down and Closing Notices	$—	$409
Right of use asset obtained in exchange for operating lease liability	$1,575	$—
Issuance of Voting Common Stock for commitment fee payable	$250	$—
Conversion of Short-term convertible debt into shares of common stock	$10,558	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FibroBiologics, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

Direct Listing

On January 31, 2024, the Company completed a direct listing of its common stock, $0.00001 par value per share (“Common Stock”), on Nasdaq (the “Direct Listing”). Upon completion of the Direct Listing, all outstanding shares of the Company’s non-voting Common Stock, Series B Preferred Stock, and Series B-1 Preferred Stock automatically converted into shares of voting Common Stock on a one-for-one basis, and all outstanding shares of the Company’s Series A Preferred Stock were canceled for no consideration.

Formation of Wholly-Owned Subsidiary

On June 12, 2025, the Company formed a wholly-owned subsidiary, FibroBiologics Australia Pty Ltd. This entity will act as the local sponsor for the Company's twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia.

Going Concern and Management’s Plan

The Company has incurred operating losses since Inception and expects such losses to continue in the future as it builds infrastructure, develops intellectual property, and conducts research and development activities. The Company has primarily relied on a combination of angel investors, private debt placements, convertible debt issuances, and sales of equity to fund its operations. As of September 30, 2025, the Company had an accumulated deficit of $50.9 million and cash and cash equivalents of $4.9 million. A transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure. The Company currently does not generate revenues and may never achieve profitability. Unless and until such time that revenue and net income are generated, the Company will need to continue to raise additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the unaudited condensed consolidated financial statements. As further described in Note 7, the Company entered into a Standby Equity Purchase Agreement in December 2024 with a certain investor (the “SEPA”) and received net proceeds of $13.1 million for the issuance of $15.0 million of short-term convertible notes principal. Pursuant to the SEPA, and upon the satisfaction of the conditions to the investor's purchase obligations set forth therein, the Company may require the investor to purchase up to an additional $10.0 million of shares of Common Stock. While management has implemented plans to obtain additional funding, including through the SEPA, these plans are not sufficient to alleviate the substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated balance sheet as of September 30, 2025, unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, unaudited condensed consolidated statements of changes in stockholders’ equity/(deficit) for the three and nine months ended September 30, 2025 and 2024, and unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, are unaudited. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025, which contains the audited financial statements and notes thereto. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024, the unaudited condensed consolidated statements of changes in stockholders’ equity/(deficit) for the three and nine months ended September 30, 2025 and 2024, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024. The December 31, 2024 condensed consolidated balance sheet included herein was derived from the audited financial statements, but it does not include all disclosures or notes required by GAAP for complete financial statements.

Interim results are not necessarily indicative of results for an entire year or for any future period.

Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements, which include the accounts of the Company and its wholly-owned subsidiary, FibroBiologics Australia Pty Ltd, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements; therefore, actual results could differ from those estimates and assumptions. The most significant estimates include the warrant liability, fair value of forward contract liability, SEPA put option liability, fair value of the short-term convertible debt, and stock-based compensation.

Fair Value Option of Accounting

The Company has elected the option under Accounting Standards Codification ("ASC") 825-10, Financial Instruments (“ASC 825”), to measure its short-term convertible debt issued pursuant to the SEPA (see Note 7) at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. When the fair value option is elected for an instrument, unrealized gains and losses for such instrument are reported in the condensed consolidated statements of operations at each subsequent reporting date. Up-front costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. These amounts are included in other income/(expense) in the condensed cosolidated statements of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash balances and short-term, liquid investments with an original maturity date of three months or less at the time of purchase. The Company had $4.9 million and $14.0 million cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years, and includes laboratory equipment that is recorded at cost and depreciated using the straight-line method over the estimated useful lives of five years. Depreciation expense is classified in either research and development expense or in general and administrative expense, depending upon the nature of the asset, in the accompanying unaudited condensed consolidated statements of operations. When property and equipment assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheets and the resulting gain or loss is recorded in other income (loss) in the period realized. Maintenance and repairs are expensed as incurred.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company will recognize an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measure any impairment loss based on the difference between the carrying amount and estimated fair value. There were no such losses for the three and nine months ended September 30, 2025 and 2024.

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

Marketing and Advertising Costs

Marketing and advertising costs to promote the Company and its product candidates are expensed as incurred. Marketing and advertising expenses were $0.3 million and $0.7 million for the three and nine months ended September 30, 2025, respectively.

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

In July 2025, the One Big Beautiful Bill Act (the "Tax Act") was enacted, introducing a series of corporate tax changes in the U.S., including 100% bonus depreciation on qualified property and full expensing for research and development expenditures. The impacts of the Tax Act are reflected in the Company's results for the fiscal quarter ended September 30, 2025, and there was no material impact to income tax expense or effective tax rate.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to improve the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has determined that there is no impact that the adoption of ASU 2023-09 has had on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses (“ASU 2024-03”), which is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on its condensed consolidated financial statements.

3. Net Loss per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss	$(5,778)	$(500)	$(15,402)	$(8,062)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	43,072,542	33,516,656	39,487,728	32,457,473
Net loss per common share attributable to common stockholders, basic and diluted	$(0.13)	$(0.01)	$(0.39)	$(0.25)

As further described in Note 7, during the nine months ended September 30, 2025, the Company issued 118,991 shares of Common Stock to satisfy the $250,000 commitment fee payable, and $9.7 million of short-term convertible notes were converted into 13,059,270 shares of Common Stock. As of September 30, 2025, the estimated number of shares of Common Stock that would have been issued upon conversion of the remaining $5.3 million of principal was 9,877,251 shares of Common Stock. For the three and nine months ended September 30, 2025 and 2024, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, the Company’s basic and diluted net loss per share is the same in all periods presented.

4. Property and Equipment

Property and equipment, net consist of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Laboratory equipment	$1,198	$981
Computer equipment, software, and other	92	47
Total property and equipment at cost	1,290	1,028
Less: Accumulated depreciation	(382)	(204)
Property and equipment, net	$908	$824

The useful life of laboratory equipment is five years, and the useful life of computer equipment, software, and other is three years, for depreciation. Depreciation expense was $65,000 and $38,000 for the three months ended September 30, 2025 and 2024, respectively, and $178,000 and $110,000 for the nine months ended September 30, 2025 and 2024, respectively.

5. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	Fair Value Measurement as of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4,594	$—	$—	$4,594
Total assets fair value	$4,594	$—	$—	$4,594

Liabilities:
SEPA put option liability	$—	$—	$437	$437
Short-term convertible debt	—	—	4,573	4,573
Total liabilities fair value	$—	$—	$5,010	$5,010

	Fair Value Measurement as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$13,501	$—	$—	$13,501
Total assets fair value	$13,501	$—	$—	$13,501

Liabilities:
SEPA put option liability	$—	$—	$460	$460
Short-term convertible debt	—	—	9,168	9,168
Total liabilities fair value	$—	$—	$9,628	$9,628

The following table summarizes the activity related to Level 3 financial liabilities for the nine months ended September 30, 2025:

(in thousands)	Short-term Convertible Debt	SEPA Put Option Liability
Fair value at December 31, 2024	$9,168	$460
Change in fair value of SEPA put option liability	—	(23)
Addition of short-term convertible debt	5,000	—
Conversions of convertible debt into shares of common stock	(10,558)	—
Change in fair value of convertible debt	963	—
Fair value at September 30, 2025	$4,573	$437

The following table summarizes the activity related to Level 3 financial liabilities for the nine months ended September 30, 2024:

(in thousands)	Liability Instrument	Forward Contract Liability	Warrant Liability
Fair value at December 31, 2023	$7,236	$—	$—
Bifurcation of the liability instrument upon Direct Listing	(7,236)	—	7,236
Increase in forward contract liability for Draw Down Notice on June 27, 2024	—	1,500	13,727
Change in fair value of Forward contract liability	—	(1,259)	—
Increase in Warrant liability at issuance January 31, 2024	—	—	—
Change in fair value of Warrant liability	—	—	(18,076)
Fair value at September 30, 2024	$—	$241	$2,887

As further described in Note 7, the Company issued short-term convertible debt on December 20, 2024 and December 30, 2024 with a total principal balance of $10.0 million and recorded those notes at their initial fair values totaling $9.3 million. On June 16, 2025, the Company issued short-term convertible debt with a principal balance of $5.0 million and recorded those notes at their initial fair value of $4.5 million. The total of the fair values of these notes at September 30, 2025 and December 31, 2024 was $4.6 million and $9.2 million, respectively. The fair values of these notes were determined using a Monte Carlo simulation valuation model. Assumptions used in the valuation models at issuance on December 20, 2024 and December 30, 2024 included the closing bid price of $2.25 and $2.24, respectively, a term of one year, an annual risk-free rate of 4.2% and 4.1%, respectively, and a volatility of 60%. Assumptions used in the valuation models at issuance on June 16, 2025 included the closing bid price of $0.80, a term of one year, an annual risk-free rate of 4.3%, and a volatility of 60%. Assumptions used in the valuation model at September 30, 2025 for all notes included the closing bid price of $0.55, a term of 0.22 year, an annual risk free rate of 4.01%, and a volatility of 57%, and at December 31, 2024 for the notes included the closing bid price of $2.00, a term of one year, an annual risk free rate of 4.1%, and a volatility of 60%.

As further described in Note 7, the Company entered into the SEPA on December 20, 2024 and recorded a put option liability for the Company’s right, subject to the satisfaction of the conditions to the investor's purchase obligations set forth therein, to require the investor to purchase up to an additional $10.0 million of shares of Common Stock by delivering written notice to the investor. As of December 20, 2024 and December 31, 2024, the fair value of the SEPA put option liability was $0.5 million and $0.5 million, respectively. The fair value of this SEPA put option liability was determined using a Monte Carlo simulation valuation model. For the valuations on December 20, 2024 and December 31, 2024, inputs used in the model included a stock price of $2.25 per share, a 96% purchase price, Company advance notice date of January 1, 2026, expected settlement date of January 4, 2026, expected advance amount of $5,000 thousand, a simulation term of 1.04 years, volatility of 120%, and a 4.23% risk-free rate. As of June 16, 2025, the fair value of the SEPA put option liability was $0.5 million. The fair value of this SEPA put option liability was determined using a Monte Carlo simulation valuation model. For the valuation on September 30, 2025, inputs used in the model included a stock price of $0.55 per share, a 96% purchase price, Company advance notice date of January 1, 2026, expected settlement date of January 4, 2026, expected advance amount of $5.0 million, a simulation term of 0.26 years, volatility of 103%, and a 3.97% risk-free rate.

The carrying amounts of cash, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

There were no transfers in or out of Level 1, Level 2 or Level 3 assets and liabilities for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

6. Stockholders’ Equity/(Deficit)

Authorized Capital - As of September 30, 2025, the Company authorized 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, of which 2,500 were shares of Series C preferred stock. As of December 31, 2024, the Company had authorized 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, of which 2,500 were shares of Series C preferred stock.

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

7. Standby Equity Purchase Agreement

On December 20, 2024, the Company entered into the Standby Equity Purchase Agreement (the "SEPA"). Pursuant to the SEPA, the investor will advance to the Company, subject to the satisfaction of certain conditions, a total principal amount of $15 million, which will be evidenced by short-term convertible notes, in three tranches. The short-term convertible notes will accrue interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an event of default for so long as such event remains uncured. The short-term convertible notes will mature on December 20, 2025, which may be extended at the option of the Company to January 19, 2026 by paying an extension fee of $100,000, and to February 18, 2026 by paying an additional extension fee of $100,000. The maturity date may also be extended at the option of the investor.

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

Below is a summary of conversions during the nine months ended September 30, 2025.

Date	Tranche	Principal Amount	Shares Issued	Price Per Share
January 23, 2025	Second Note	$900,000	552,113	$1.6301
January 27, 2025	Second Note	$500,000	317,238	$1.5761
January 29, 2025	Second Note	$500,000	334,336	$1.4955
February 7, 2025	Second Note	$1,100,000	732,941	$1.5008
February 21, 2025	Second Note	$250,000	232,169	$1.0768
March 4, 2025	Second Note	$350,000	361,794	$0.9674
April 11, 2025	Second Note	$200,000	263,643	$0.7586
April 15, 2025	Second Note	$200,000	263,643	$0.7586
May 15, 2025	Second Note	$300,000	388,450	$0.7723
June 2, 2025	Second Note	$100,000	147,579	$0.6776
June 3, 2025	Second Note	$300,000	442,739	$0.6776
June 20, 2025	Second Note	$100,000	144,216	$0.6934
June 24, 2025	Second Note	$200,000	295,377	$0.6771
June 26, 2026	Third Note	$300,000	443,066	$0.6771
June 27, 2025	Third Note	$500,000	738,443	$0.6771
July 15, 2025	Third Note	$300,000	533,428	$0.5624
July 28, 2025	Third Note	$300,000	493,258	$0.6082
August 1, 2025	Third Note	$600,000	1,035,911	$0.5792
August 18, 2025	Third Note	$300,000	571,537	$0.5249
August 25, 2025	Third Note	$300,000	544,959	$0.5505
September 9, 2025	Third Note	$300,000	566,572	$0.5295
September 16, 2025	Third Note	$300,000	597,133	$0.5024
September 25, 2025	Third Note	$400,000	815,660	$0.4904
September 30, 2025	Third Note	$1,100,000	2,243,065	$0.4904

The Company recognized a net loss of $0.9 million during the nine months ended September 30, 2025 on these conversions into shares of Common Stock.

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

The SEPA was accounted for as a liability under ASC 815 because it includes an embedded put option and an embedded forward option. The put option was recognized at inception and the forward option will be recognized upon the issuance of a notice for the sale of the Company’s Common Stock. The fair value of the derivative liability related to the embedded put option was estimated at $0.5 million at inception of the agreement on December 20, 2024, and at December 31, 2024, and at $0.4 million at September 30, 2025. The SEPA put option liability is recognized as a current liability on the condensed balance sheets as of September 30, 2025 and December 31, 2024, respectively. The change in estimated issuance date fair value is presented as a single line item within other income (expense) in the accompanying condensed consolidated statements of operations under the caption, Change in fair value of SEPA put option liability. The embedded forward option was deemed to have no value at September 30, 2025 and December 31, 2024 because there were no notices for the sale of the Company’s Common Stock as of September 30, 2025 and December 31, 2024.

8. Income Taxes

The Company did not record any tax provision or benefit for the nine months ended September 30, 2025 and 2024. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at September 30, 2025 and December 31, 2024.

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

Rent expense for the nine months ended September 30, 2025 and 2024 was $0.7 million and $0.5 million, respectively. As of September 30, 2025, noncancelable lease payments under operating leases were $2.9 million.

Maturities of operating lease liability as of September 30, 2025 were as follows:

(in thousands of dollars)
2026	$795
2027	891
2028	440
2029	353
2030	361
Thereafter	61
Total lease payments	2,901
Less: Imputed interest	(361)
Total lease liability	2,540
Less: Current lease liability	(643)
Total non-current lease liability	$1,897

10. Stock-Based Compensation

The Company adopted on August 10, 2022, and the stockholders approved on August 18, 2022, the 2022 Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards.

As of September 30, 2025 and December 31, 2024, respectively, there were 6,783,761 and 7,934,836 shares available for future issuance under the Plan.

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands of dollars)	2025	2024	2025	2024
Research and development	$108	$82	$308	$248
General and administrative	596	490	1,676	1,383
Total stock-based compensation expense	$704	$572	$1,984	$1,631

In addition to the $1.6 million stock-based compensation expense for stock options for the nine months ended September 30, 2024, a $45,000 stock-based compensation expense was recognized for the grant of 2,500 shares of Series C Preferred Stock to the CEO during the nine months ended September 30, 2024.

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of September 30, 2025, are as follows:

Stock Options
Unrecognized stock-based compensation expense (in thousands)	$5,553
Expected weighted-average period compensation costs to be recognized (years)	2.4

A summary of the Company’s stock option activity is as follows:

	Stock Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	4,565,164	$2.82	8.2	$7
Granted	1,391,000	$1.00	7.0	$—
Exercised	—	$—	—	$—
Forfeited/canceled	(239,925)	$2.83	—	$—
Outstanding as of September 30, 2025	5,716,239	$2.39	8.2	$—
Exercisable as of September 30, 2025	2,351,451	$2.68	7.4	$—

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Assumptions:	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Risk-free interest rate	4.13% - 4.25%	3.7% - 4.3%
Expected volatility	108% - 111%	97% - 101%
Expected term (years)	7.0	5.5 to 7.0
Expected dividend	0%	0%

The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2025 and 2024 was $0.87 per share and $9.70 per share, respectively.

11. Related Party Transactions

During the three and nine months ended September 30, 2025, the Company paid an aggregate of $0 and $62,400, respectively, to a member of its Board of Directors pursuant to a consulting agreement effective May 15, 2025. Under the terms of the agreement, the director provides strategic advisory services to the Company, including support for finance and capital raising activities. The statement of work under this agreement pursuant to which these services were provided has expired.

12. Subsequent Events

On October 14, 2025, the investor converted $200,000 in principal amount of the Tranche 3 Note and the Company issued to the investor 482,741 shares of Common Stock at a $0.4143 conversion price per share.

On October 15, 2025, the investor converted $100,000 in principal amount of the Tranche 3 Note and the Company issued to the investor 246,305 shares of Common Stock at a $0.406 conversion price per share.

On October 16, 2025, the investor converted $200,000 in principal amount of the Tranche 1 Note and the Company issued to the investor 492,610 shares of Common Stock at a $0.406 conversion price per share.

On October 20, 2025, the investor converted $200,000 in principal amount of the Tranche 1 Note and the Company issued to the investor 492,610 shares of Common Stock at a $0.406 conversion price per share.

On October 21, 2025, the investor converted $300,000 in principal amount of the Tranche 1 Note and the Company issued to the investor 738,916 shares of Common Stock at a $0.406 conversion price per share.

On October 27, 2025, the investor converted $300,000 in principal amount of the Tranche 1 Note and the Company issued to the investor 738,916 shares of Common Stock at a $0.406 conversion price per share.

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

Overview

We are a clinical-stage biotechnology company focused on developing and commercializing fibroblast-based therapies for patients suffering from chronic diseases with significant unmet medical needs, including wound healing, multiple sclerosis, degenerative disc disease, psoriasis, certain cancers, and potential human longevity applications including thymic involution reversal using a thymic organoid. Our most advanced product candidates are CYWC628, CYPS317, CYMS101 and CybroCell™.

We have completed our IND-enabling pre-clinical studies for the development of CYWC628 as a topically administered allogeneic fibroblast cell-based therapy for wound healing. Our pre-clinical studies focused on utilizing single cell fibroblasts, fibroblast spheroids, and fibroblast-derived materials to treat wounds in diabetic mice. We completed pre-clinical studies investigating (i) multiple administrations of CYWC628 spheroids on a chemically induced chronic wound NONcNZO10/LtJ and BKS.Cg-Dock7m +/+ LepRdb/J mouse model, (ii) dose titration to provide information on the proposed dose range of CYWC628, and (iii) acute and chronic toxicity. The results of our studies have shown statistically significant acceleration in the rate of wound closure, and statistically significant improvement in the quality of the healed wounds in comparison with both a marketed wound care product and control.

We are developing CYMS101 as an intravenously administered allogeneic fibroblast single cell, and fibroblast spheroid cell-based therapy to treat MS. After completing animal studies using CYMS101, we received approval from a U.S.-based IRB to conduct clinical investigations in Mexico using the fibroblast cell composition for patients with MS, and completed a Phase 1 study. The study was conducted in five participants. The primary objective of the study was to assess safety, and the secondary objective was to assess efficacy. The primary objective was achieved as we saw no adverse events related to the treatment - no adverse events during intravenous injection of the tolerogenic fibroblasts, no short or long-impact in complete blood count tests during the 16-week monitoring period, and no short or long impact in electrocardiogram results during the 16-week monitoring period. In addition, the study assessed clinical activity using a standard set of neurological assessments routinely used to assess MS. We are currently conducting further research to more fully characterize the mode of action of fibroblasts in oligodendrocyte expansion. We plan to file an IND application for a Phase 1/2 clinical trial relating to MS in the United States in the fourth quarter of 2025. We expect to seek a strategic partner to collaborate with us on the development of CYMS101 either before initiating the Phase 1/2 study, or after its completion, if successful, and prior to commencing a potential Phase 3 clinical trial.

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

CYPS317 is our allogeneic intravenously administered fibroblast spheroid cell-based investigational therapeutic for the treatment of psoriasis. We have completed preliminary IND-enabling pre-clinical studies utilizing chronic and acute psoriasis mouse models to assess the potential use of intravenous administration of fibroblast spheroids for the treatment of psoriasis. We are continuing our IND-enabling animal model studies to determine the optimal efficacious dose range and the durability of treatment for mild to moderate, and moderate to severe, psoriasis, which we expect to complete in the fourth quarter of 2025. We plan to file an IND following completion of these studies if the results support continued development.

We also have human longevity, certain cancers, and artificial pancreatic organoid research programs in the very early stages of research and development. We plan to accelerate such programs as funding allows.

The manufacturing of our master cell bank and working cell bank for CYWC628 is now complete and both are certified as released by our CDMO. This CDMO will also manufacture CYWC628 for use in our twelve-week Phase 1/2 clinical trial for treatment of diabetic foot ulcers that we will conduct in Australia. If any of our product candidates receive marketing approval, we expect to evaluate the feasibility of building our own cGMP manufacturing facility or continuing to outsource manufacturing to a CDMO for clinical testing and commercial supply. We expect to rely on third parties for our cell therapy manufacturing process for the foreseeable future.

Since our April 2021 separation from SpinalCyte, LLC (also known as FibroGenesis), our activities have consisted primarily of (i) corporate and strategic planning, (ii) recruiting and retaining personnel, (iii) financing our operations, (iv) prosecuting, maintaining and expanding our intellectual property portfolio, and (v) conducting preclinical and other research and development related to our product candidates. These activities allow us to continue building our fibroblast cell-based therapy platform.

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

As of September 30, 2025, we had cash and cash equivalents of $4.9 million. Since our inception, we have incurred significant operating losses. We incurred net losses of $15.4 million and $8.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $50.9 million.

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

Due to the numerous risks and uncertainties associated with biopharmaceutical product development and the economic and developmental uncertainty, we may be unable to accurately predict the timing or magnitude of all expenses. Our ability to ultimately generate revenue to achieve profitability will depend heavily on the development, approval, and subsequent commercialization of our product candidates. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. As a result, we will need substantial additional funding to our support short-term and long-term continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may not be able to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we will have to significantly delay, reduce, or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

General Trends and Outlook

Recent Developments

CYWC628

Based upon our progress to date, we expect to initiate our twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia in the first quarter of 2026 and we expect to complete the clinical trial in the third quarter of 2026. These timelines have been extended as we work to resolve process issues with the manufacturing training runs and increase the number of aseptic process simulation runs needed to confirm sterility of the manufacturing process before we begin the manufacturing of CYWC628 for the clinical trial. Please see “Risk Factors – Risks Related to Manufacturing” in our Annual Report and “Item 1A. Risk Factors – Risks Related to Manufacturing” in this Quarterly Report.

CybroCell™

We successfully carried out experiments that demonstrated the ability to use the CYWC628 spheroid master cell bank for the manufacturing of the CybroCell™ drug product. Animal trials are currently underway to confirm that the therapeutic effects of the CYWC628 spheroids are similar to those of single-cell fibroblasts, which supported our IND clearance with the FDA for the planned Phase I clinical trial. If the animal trial results demonstrate similarity of therapeutic effects, we will work to amend the IND clearance with the FDA to replace single-cell fibroblasts with CYWC628 spheroids. A timeline for the trial will be determined in connection with discussions with the FDA.

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

Interest Expense

Our interest expense consists primarily of interest on short-term borrowing to finance D&O insurance premiums.

Statements of Operations

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following tables set forth our results of operations for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Change Amount
	2025	2024
	(unaudited, in thousands)
Operating expenses:
Research and development	$2,789	$1,213	$1,576
General, administrative and other	2,249	2,139	110
Total operating expenses	5,038	3,352	1,686
Loss from operations	(5,038)	(3,352)	(1,686)
Other income/(expense)
Change in fair value of warrant liability	—	1,927	(1,927)
Change in fair value of forward contract liability	—	849	(849)
Change in fair value of SEPA put option liability	33	—	33
Change in fair value of convertible debt	(846)	—	(846)
Other income/(expense)	—	2	(2)
Interest income	73	79	(6)
Interest expense	—	(5)	5
Total other income/(expense)	(740)	2,852	(3,592)
Net loss	$(5,778)	$(500)	$(5,278)

Research and Development Expenses

Research and development expenses were $2.8 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $1.6 million was primarily due to:

•
increased CRO costs of $1.2 million to prepare for a clinical trial;
•
increased contract research costs of $0.3 million; and
•
increased personnel related expenses of $0.1 million due to hiring additional research scientists.

Research and development expenses are not tracked by product candidate.

General, Administrative and Other Expenses

General, administrative and other expenses were $2.2 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $0.1 million was primarily due to:

•
increased expenses of $0.1 million for added personnel in 2025, which includes stock-based compensation expense;

Change in fair value of warrant liability

Change in fair value of warrant liability was $0 and a gain of $1.9 million for the three months ended September 30, 2025 and 2024, respectively. The liability instrument to investors under the GEM SPA was comprised of the contingent warrant liability and contingent put option.

Change in fair value of forward contract liability

Change in fair value of forward contract liability was $0 and $0.8 million for the three months ended September 30, 2025 and 2024, respectively. A forward contract liability to sell shares to the investor at 90% of the average daily closing price per share over the Draw Down Pricing Period is recorded each time we issue a Draw Down Notice to GEM under the Share Purchase Agreement. The forward contract liability is remeasured at the end of each quarter, if open, and again upon receipt of the Closing Notice from the investor. The forward contract liability is eliminated upon receipt of the Closing Notice and funds from the investor.

Change in fair value of SEPA put option liability

On December 20, 2024, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with a certain investor. Pursuant to the SEPA, and subject to certain conditions, we have the right, from time to time, until December 20, 2026, to require the investor to purchase up to $10.0 million of shares of Common Stock by delivering written notice to the investor. The SEPA was accounted for as a liability under ASC 815 because it includes an embedded put option and an embedded forward option. The SEPA put option liability was recognized at inception, and its fair value was estimated at $0.4 million and $0.5 million at September 30, 2025 and December 31, 2024, respectively. The change in fair value of the SEPA put option liability was a gain of $0.0 million during the three months ended September 30, 2025 and resulted primarily from changes in stock price and other assumptions used in the valuation model.

Change in fair value of convertible debt

We received advances in the form of convertible notes pursuant to the SEPA in December 2024 and June 2025 and elected to account for the short-term convertible notes under the fair value option. Under the fair value option, all costs associated with raising the funds were expensed immediately. The convertible notes were adjusted to their fair values at September 30, 2025 with a $0.8 million loss resulting from the increase in fair value.

Gain/(loss) on issuance of common stock in exchange for convertible debt, net

The investor converted $3.9 million of convertible debt into shares of Common Stock during the three months ended September 30, 2025. We recognized an approximate $0.4 million net loss on these conversions, which results from the difference between the quoted market price per share used to record the issuance of Common Stock and the conversion price per share.

Other income/(expense)

There is no other expense for the three months ended September 30, 2025 and $2,000 in other income for the three months ended September 30, 2024.

Interest income

Interest income was $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Interest income is comprised of interest income and unrealized gain/losses on cash equivalents.

Interest expense

Interest expense was $0 and $5,000 for the three months ended September 30, 2025 and 2024, respectively.

Income taxes

The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets.

Comparison of Nine Months Ended September 30, 2025 and 2024

The following tables set forth our results of operations for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,		Change Amount
	2025	2024
	(unaudited, in thousands)
Operating expenses:
Research and development	$6,610	$3,148	$3,462
General, administrative and other	7,449	6,877	572
Total operating expenses	14,059	10,025	4,034
Loss from operations	(14,059)	(10,025)	(4,034)
Other income/(expense)
Change in fair value of warrant liability	—	4,349	(4,349)
Change in fair value of forward contract liability	—	(650)	650
Change in fair value of SEPA put option liability	23	—	23
Change in fair value of convertible debt	(963)	—	(963)
Commitment fee expenses	—	(1,941)	1,941
Other income/(expense)	(625)	31	(656)
Interest income	222	188	34
Interest expense	—	(14)	14
Total other income/(expense)	(1,343)	1,963	(3,306)
Net loss	$(15,402)	$(8,062)	$(7,340)

Research and Development Expenses

Research and development expenses were $6.6 million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $3.5 million was primarily due to:

•
increased contract research costs of $0.4 million for cell manufacturing activities;
•
increased CRO costs of $2.1 million to prepare for a clinical trial;
•
increased lab facilities expense of $0.2 million for lab rent;
•
increased personnel related expenses of $0.3 million due to hiring additional research scientists; and
•
increased research materials and supplies expenses of $0.5 million due to increased laboratory personnel and preclinical studies.

Research and development expenses are not tracked by product candidate.

General, Administrative and Other Expenses

General, administrative and other expenses were $7.4 million and $6.9 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $0.6 million was primarily due to:

•
increased expenses of $.7 million for added personnel in 2025, which includes stock-based compensation expense;
•
increased professional fees of $0.2 million for accounting, legal and marketing expenses;
•
increased travel expenses of $0.1 million; and
•
decreased Direct Listing related expenses of $0.4 million

Change in fair value of warrant liability

Change in fair value of warrant liability was $0 and $4.3 million for the nine months ended September 30, 2025 and 2024, respectively. The liability instrument to investors under the GEM SPA was comprised of the contingent warrant liability and contingent put option.

Change in fair value of forward contract liability

Change in fair value of forward contract liability was $0 and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively. We issued a Draw Down Notice to GEM under the Share Purchase Agreement on June 27, 2024, which created the forward contract liability to sell shares to the investor at 90% of the average daily closing price per share over the Draw Down Pricing Period. The $0.7 million loss during the nine months ended September 30, 2024 is based upon the estimated fair value of the forward contract liability for the Draw Down Notice issued, as remeasured at September 30, 2024, and was marked to market upon receipt of the Closing Notice from the investor.

Change in fair value of SEPA put option liability

The change in fair value of the SEPA put option liability was a loss of $0.0 million during the nine months ended September 30, 2025 and resulted primarily from changes in stock price and other assumptions used in the valuation model.

Change in fair value of convertible debt

We received advances in the form of convertible notes pursuant to the SEPA in December 2024 and June 2025 and elected to account for the short-term convertible notes under the fair value option. Under the fair value option, all costs associated with raising the funds were expensed immediately. The convertible notes were adjusted to their fair values at September 30, 2025 with a $1.0 million loss resulting from the increase in fair value.

Gain/(loss) on issuance of common stock in exchange for convertible debt, net

The investor converted $9.7 million of convertible debt into shares of Common Stock during the nine months ended September 30, 2025. We recognized an approximate $0.9 million net loss on these conversions, which results from the difference between the quoted market price per share used to record the issuance of Common Stock and the conversion price per share.

Other income/(expense)

Other expense for the nine months ended September 30, 2025 consists of $0.6 million of non-cash original discount on convertible debt and $30,000 in interest income for the nine months ended September 30, 2024.

Commitment fee expense

Commitment fee expense was $0 and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively. A $2.0 million commitment fee pursuant to the GEM SPA became payable to GEM upon completion of the Direct Listing in January 2024. The commitment fee was payable to GEM as drawdown notices are issued, with any remaining balance payable one year after public listing. We sold $3.0 million of Common Stock to GEM under the GEM SPA during the nine months ended September 30, 2024, which made $0.1 million of the commitment fee payable immediately. This $0.1 million portion of the commitment fee was netted against the proceeds received in additional paid-in capital. The remaining $1.9 million was expensed immediately because we were planning to raise funds through other sources and had no plans to issue further Draw Down Notices to GEM prior to the one-year anniversary of our public listing when this remaining amount would have been due.

Interest income

Interest income was $0.2 million for both the nine months ended September 30, 2025 and 2024. Interest income is comprised of interest income and unrealized gain/losses on cash equivalents.

Interest expense

Interest expense was $0 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

Income taxes

The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Overview

Through September 30, 2025, we have financed our operations primarily with investment from FibroGenesis, proceeds from borrowings under our convertible loan agreements, proceeds from the issuance of preferred stock, and proceeds from the sale of Common Stock through the GEM SPA and the SEPA. From inception through September 30, 2025, we have received aggregate proceeds of $15.0 million from sales of our convertible notes, $18.6 million from the sales of preferred stock, $10.4 million from the issuance of Common Stock and $13.1 million from the issuance of additional convertible promissory notes under the SEPA. As of September 30, 2025, we had cash and cash equivalents of $4.9 million and an accumulated deficit of $50.9 million. As of September 30, 2025, we had $5.3 million principal balance of outstanding debt with a fair value of $4.6 million.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(13,231)	$(8,828)
Net cash used in investing activities	(262)	(85)
Net cash provided by financing activities	4,375	7,577

Net decrease in cash and cash equivalents	$(9,118)	$(1,336)

Cash Flows from Operating Activities

Net cash used in operating activities was $13.2 million and $8.8 million for the nine months ended September 30, 2025 and 2024, respectively, and consisted primarily of net losses of $15.4 million and $8.1 million, respectively. Noncash expenses consisting of change in fair value of convertible debt of $1.0 million, stock-based compensation expense of $2.0 million, and amortization of operating lease right-of-use asset of $0.4 million partially offset the net loss, while a decrease in prepaid expenses of $0.1 million, a decrease in accounts payable and accrued expenses of $1.4 million, and a decrease in operating lease liability of $0.4 million added to the cash used in operations in the nine months ended September 30, 2025. Noncash losses on stock-based compensation expense of $1.7 million and change in fair value of forward contract liability of $0.7 million, and amortization of operating lease right-of-use asset of $0.3 million, and change in commitment fee payable of $1.9 million partially offset the net loss, while noncash gain on change in fair value of liability instrument of $4.3 million, an increase in prepaid expenses of $0.3 million, a decrease in accounts payable and accrued expenses of $0.3 million, a decrease in payable to Parent of $0.1 million, and a decrease in operating lease liability of $0.3 million added to the cash used in operations in the nine months ended September 30, 2024.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.3 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively, and consisted primarily of laboratory equipment purchases.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.4 million and $7.6 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the Company issued short-term convertible debt with a principal balance of $5.0 million net cash of $4.4 million. During the nine months ended September 30, 2024, we entered into a $0.6 million short-term borrowing agreement to finance the D&O insurance policy premiums and repaid $0.5 million of the principal borrowed, and we raised $7.5 million of net proceeds from the sale of common stock under the GEM SPA.

Funding Requirements

We have incurred operating losses since our formation and expect such losses to continue in the future as we build infrastructure, develop intellectual property and conduct research and development activities. Moreover, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. We do not have any products approved for sale, and we have never generated any revenue from product sales. We have primarily relied on a combination of angel investors, private debt placements, convertible debt issuances, and sales of equity to fund our operations. As of September 30, 2025, we had an accumulated deficit of $50.9 million and cash and cash equivalents of $4.9 million. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current or future product candidates and we do not know when, or if, that will occur. Unless and until such time that revenue and net income are generated, we will need to continue to raise additional capital. These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements included in this Quarterly Report. The financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to raise additional capital. We believe we will be able to obtain additional capital through equity financings or other arrangements to fund operations; however, there can be no assurance that such additional financing, if available, can be obtained on acceptable terms. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. During the nine months ended September 30, 2025, we have implemented measures to reduce operating expenses including delaying certain research and development project spend while prioritizing near term pipeline projects, limiting finance, legal and administrative costs, and pursuing options to limit spend on office space. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, and other licensing arrangements. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management, including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10–Q. During the preparation of our financial statements for the nine months ended September 30, 2025, our management identified a material weakness in our internal control over financial reporting due to a lack of segregation of duties. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, our management identified a material weakness in our internal controls within the financial reporting function that resulted from an ineffective design and implementation of controls over proper segregation of duties for the period of time covered by our financial statements prior to our then-Chief Financial Officer joining us in June 2022 when all financial functions were handled by a single individual, and afterward, through September 30, 2025, due to a limited number of individuals. Based upon such evaluation, and due to the material weakness identified, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective.

Remediation Plan for Material Weakness

With the addition of a chief financial officer and the changes made to our accounting and financial reporting processes and internal controls during the last half of fiscal year 2022 and through September 30, 2025, we have strengthened our internal controls and will continue to add staff, evaluate segregation of duties, and implement initiatives to improve our internal controls over financial reporting as we grow and funding allows.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These factors raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our Common Stock, and it may be more difficult for us to obtain financing. If existing or potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. During the nine months ended September 30, 2025, we have implemented measures to reduce operating expenses including delaying certain research and development project spend while prioritizing near term pipeline projects, limiting finance, legal and administrative costs, and pursuing options to limit spend on office space. If we are unable to continue as a going concern, we will be forced to further delay, reduce, or discontinue our research and development programs or consider other various strategic alternatives and you could lose all or part of your investment in us.

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

The manufacture of biologic cell therapy product candidates, and products, if approved, is complex and requires significant expertise and capital investment, including developing advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process, and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of critical components. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including consistency, stability, purity, and efficacy of the product, product testing, operator error, and availability of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. For example, timelines for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia have been extended as we work with our CDMO to resolve process issues with the manufacturing training runs and increase the number of aseptic process simulation runs needed to confirm sterility of the manufacturing process before we begin the manufacture of CYWC628 for the clinical trial. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability, purity, and efficacy failures, deficiencies, or other issues relating to manufacturing our product candidates will not occur in the future.

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

We have contracted with CDMOs for the production of our master cell banks and working cell banks for our fibroblast cell-based product candidates to enable clinical trials. If the CDMO is unable to produce our master cell banks, working cell banks and our fibroblast cell-based product candidates to enable clinical trials, we may encounter delays, additional costs, or technical failure of one or more of our product candidates. For example, timelines for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia have been extended as we work with our CDMO to resolve process issues with the manufacturing training run and increase the number of aseptic process simulation runs needed to confirm sterility of the manufacturing process before we begin the manufacture of CYWC628 for the clinical trial.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, formulation, materials, and processes, are altered along the way in an effort to optimize processes and product characteristics. Such alterations can also occur due to changes in manufacturers. Such changes carry the risk that they will not achieve their intended objectives. Any such changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with product candidates produced using the modified manufacturing methods, materials, and processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay the completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials beyond those we currently anticipate, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates if approved. In addition, we may be required to make significant changes to our upstream and downstream processes across our pipeline, which could delay the development of future product candidates. For example, we encountered process issues with the manufacturing training run of CYWC628 and will need to increase the number of aseptic process simulation runs needed to confirm sterility of the manufacturing process before we begin the manufacture of CYWC628 for the clinical trial. These issues have caused us to extend the timelines for the initiation and completion of our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia. If changes are needed to the manufacturing methods for CYWC628 as a result of these issues, the timing for the initiation and completion of our clinical trial in Australia may be further delayed.

We rely on third parties for our manufacturing process and may, in the future, depend on third-party manufacturers for our product candidates, and this increases the risk related to the timely and sufficient production of our product candidates.

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing our cell therapy product candidates. Third-party manufacturers may be unable to comply with cGMP regulations or similar regulatory requirements outside the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA, or other regulatory authorities, we will not be able to produce our product candidates. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. For example, we are currently working with our CDMO to resolve process issues with the manufacturing training runs of CYWC628 and to increase the number of aseptic process simulation runs needed to confirm sterility of the manufacturing process before we begin the manufacture of CYWC628 for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia. If these issues are not resolved, we will be unable to manufacture CYWC628 for our planned clinical trial in a timely manner. If the FDA, the EMA, or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations. Furthermore, the raw materials for our product candidates may be sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply, or storage issues or otherwise, we could experience delays, disruptions, suspensions, or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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

Additionally, on August 4, 2025, we received a notification letter from the Staff notifying us that we do not meet the requirement in Nasdaq Listing Rule 5550(b)(2) to maintain a minimum market value of listed securities, or MVLS, of $35.0 million that is required for continued listing on The Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until February 2, 2026, to regain compliance with this requirement. To regain compliance, our MVLS must close at $35.0 million or more for a minimum of 10 consecutive business days at any time before February 2, 2026. If we do not regain compliance with Rule 5550(b)(2) by February 2, 2026, Nasdaq will notify us that our securities are subject to delisting. In the event of such notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff will grant our request for continued listing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding all unregistered securities we sold during the nine months ended September 30, 2025. Unless stated otherwise, the sales of the securities listed below were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

On January 7, 2025, we satisfied the commitment fee due under the SEPA with YA II PN, LTD., or the Investor, by issuing 118,991 shares of our Common Stock to the Investor at a $2.1010 price per share.

Below is a summary of conversions during the nine months ended September 30, 2025 by the Investor of short-term convertible notes issued to the Investor under the SEPA:

Date	Tranche	Principal Amount	Shares Issued	Price Per Share
January 23, 2025	Second Note	$900,000	552,113	$1.6301
January 27, 2025	Second Note	$500,000	317,238	$1.5761
January 29, 2025	Second Note	$500,000	334,336	$1.4955
February 7, 2025	Second Note	$1,100,000	732,941	$1.5008
February 21, 2025	Second Note	$250,000	232,169	$1.0768
March 4, 2025	Second Note	$350,000	361,794	$0.9674
April 11, 2025	Second Note	$200,000	263,643	$0.7586
April 15, 2025	Second Note	$200,000	263,643	$0.7586
May 15, 2025	Second Note	$300,000	388,450	$0.7723
June 2, 2025	Second Note	$100,000	147,579	$0.6776
June 3, 2025	Second Note	$300,000	442,739	$0.6776
June 20, 2025	Second Note	$100,000	144,216	$0.6934
June 24, 2025	Second Note	$200,000	295,377	$0.6771
June 26, 2026	Third Note	$300,000	443,066	$0.6771
June 27, 2025	Third Note	$500,000	738,443	$0.6771
July 15, 2025	Third Note	$300,000	533,428	$0.5624
July 28, 2025	Third Note	$300,000	493,258	$0.6082
August 1, 2025	Third Note	$600,000	1,035,911	$0.5792
August 18, 2025	Third Note	$300,000	571,537	$0.5249
August 25, 2025	Third Note	$300,000	544,959	$0.5505
September 9, 2025	Third Note	$300,000	566,572	$0.5295
September 16, 2025	Third Note	$300,000	597,133	$0.5024
September 25, 2025	Third Note	$400,000	815,660	$0.4904
September 30, 2025	Third Note	$1,100,000	2,243,065	$0.4904

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

FIBROBIOLOGICS, INC.

Date: October 31, 2025	By:	/s/ Jason D. Davis
Jason D. Davis Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)