Form 10-K
period 2025-12-31
FibroBiologics, Inc.
filed 2026-02-24
CIK 1958777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [—Date—] to [—Date—]

Commission File Number: 001-41934

FibroBiologics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3329066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

455 E. Medical Center Blvd, Suite 300 Houston, TX 77598	77598
(Address of principal executive offices)	(Zip Code)

(281) 671-5150

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	FBLG	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

i

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates at June 30, 2025 was $21.6 million.

At February 24, 2026, 67,594,722 shares of FibroBiologics, Inc.’s Common Stock, $0.00001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ii

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

ii

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

iii

PART I

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “FibroBiologics,” “we,” “us,” “our” and the “registrant” refer to FibroBiologics, Inc. and its consolidated subsidiaries.

Item 1.	Business

Overview

We are a clinical-stage biotechnology company focused on developing and commercializing fibroblast-based therapies for patients suffering from chronic diseases with significant unmet medical needs, including wound healing, multiple sclerosis, or MS, degenerative disc disease, psoriasis, certain cancers, and potential human longevity applications including thymic involution reversal using a thymic organoid. Our most advanced product candidates are CYWC628, CYPS317, CYMS101 and CybroCellTM.

We were formed in April 2021 as a Texas limited liability company under the name FibroBiologics, LLC, and converted to a Delaware corporation in December 2021 under the name Fibrobiologics, Inc. On April 12, 2023, we changed our name to FibroBiologics, Inc. In connection with our formation, we issued shares of our Series A Preferred Stock, or the Series A Preferred Stock, to our then parent, SpinalCyte LLC (d/b/a FibroGenesis), or FibroGenesis, in return for rights to certain intellectual property through a patent assignment agreement, or the Patent Assignment Agreement, and an intellectual property cross-licensing agreement, or the Intellectual Property Cross-License Agreement. Developing the intellectual property obtained from FibroGenesis was the basis for our formation. Prior to our inception, preclinical research and development related to the transferred intellectual property took place under the name FibroGenesis.

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

Fibroblasts comprise the main cell type of connective tissue, possessing a spindle-shaped morphology, whose classical function had historically been believed to be only to produce the extracellular matrix responsible for maintaining the structural integrity of the tissue. However, publications have demonstrated immune modulation, and maintenance of stem cell niches as other important roles. Fibroblasts also play an important role in every single stage of the wound healing process.

Fibroblasts are favorable to stem cells as a cell therapy treatment platform because fibroblasts:

●	can be non-invasively harvested from a variety of skin donors from surgical procedures such as tummy tuck flaps;

●	have a faster doubling time in culture than stem cells;

●	possess superior immune modulatory activity compared with stem cells;

●	are already differentiated and do not spontaneously differentiate like stem cells;

●	exhibit enhanced ability to produce regenerative cytokines and growth factors compared with stem cells; and

●	are more economical to isolate, culture and expand compared with stem cells because fibroblasts do not require the use of expensive tissue culture media.

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

Our People

We have assembled an executive leadership team comprised of our founder, chief executive officer and chairperson of our board of directors, our chief scientific officer, our chief financial officer, and our general counsel, each with a successful track record in startup entrepreneurial companies and in the life sciences industry. Our executive leadership team works under the oversight of our board of directors who are recognized leaders with hands-on industry experience. We also have a team of world-renowned scientists with deep expertise on our scientific advisory board to help guide our research and development efforts.

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

Our Solution

We have completed our IND-enabling pre-clinical studies for the development of CYWC628 as a topically administered allogeneic fibroblast cell-based therapy for wound healing. Our pre-clinical studies focused on utilizing single cell fibroblasts, fibroblast spheroids, and fibroblast-derived materials to treat wounds in diabetic mice. We completed pre-clinical studies investigating (i) multiple administrations of CYWC628 spheroids on a chemically induced chronic wound NONcNZO10/LtJ and BKS.Cg-Dock7m +/+ LepRdb/J mouse model, (ii) dose titration to provide information on the proposed dose range of CYWC628, and (iii) acute and chronic toxicity. The results of our studies have shown statistically significant acceleration in the rate of wound closure, and statistically significant improvement in the quality of the healed wounds in comparison with both a marketed wound care product and control. Based on these results, we are initiating a twelve-week Phase 1/2 clinical trial in Australia for treatment of diabetic foot ulcers in the first quarter of 2026.

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

Our Solution

We are developing CYMS101 as an intravenously administered allogeneic fibroblast single cell, and fibroblast spheroid, cell-based therapy to treat MS. After completing animal studies using CYMS101 we received approval from a U.S.-based institutional review board, or IRB, to conduct a clinical investigation in Mexico using the fibroblast cell composition for patients with MS, and completed a Phase 1 study. The study was conducted in five participants. The primary objective of the study was to assess safety, and the secondary objective was to assess efficacy. The primary objective was achieved as we saw no adverse events related to the treatment - no adverse events during intravenous injection of the tolerogenic fibroblasts, no short or long-impact in complete blood count tests during the 16-week monitoring period, and no short or long impact in electrocardiogram results during the 16-week monitoring period. In addition, the study assessed clinical activity using a standard set of neurological assessments routinely used to assess MS. The results of these assessments included:

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

We are currently conducting further research to more fully characterize the mode of action of fibroblasts in oligodendrocyte expansion. We believe that having a general sense of possible mode of action will have a tangible benefit in the development, optimization, and mitigation of possible side-effects. We plan to file an IND application for a Phase 1/2 clinical trial relating to MS in the United States in the first half of 2026. We expect to seek a strategic partner to collaborate with us on the development of CYMS101 either before initiating the Phase 1/2 study, or after its completion, if successful, and prior to commencing a potential Phase 3 clinical trial.

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

According to research published in a Global Burden of Disease analysis in 2020, approximately 619 million people worldwide were living with low back pain, with a projected 843 million cases by 2050, confirming a substantial increase in global burden compared with earlier estimates. Furthermore, lower back pain is considered as one of the chief complaints that may indicate an underlying spine-related disorder. According to the research published in the Journal of Hospital Management and Health Policy, titled “Current Epidemiology of Low Back Pain” by Mattiuzzi et al, in 2020, incidence, prevalence and disability-adjusted life years, or DALYs, of lower back pain are 245.9 million cases per year (15th worldwide cause), 577.0 million cases (15th worldwide cause) and 64.9 million (6th worldwide cause), respectively. The paper further stated that the risk of lower back pain is marginally higher in women compared to men.

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

CYPS317 is our allogeneic intravenously administered fibroblast spheroid cell-based investigational therapeutic for the treatment of psoriasis. We have completed preliminary IND-enabling pre-clinical studies utilizing chronic and acute psoriasis mouse models to assess the potential use of intravenous administration of fibroblast spheroids for the treatment of psoriasis. Results included that a single administration of fibroblast spheroids resulted in significant improvement in mice with moderate psoriasis, and that multiple administrations of fibroblast spheroids resulted in significant improvement in mice with severe psoriasis. We also completed IND-enabling animal model studies, which included carrying out a dosage study to determine optimal efficacious dose range, in addition to determining the durability of treatment for mild to moderate, and moderate to severe psoriasis. On December 30, 2025, we filed a Phase 1/2 Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) seeking regulatory clearance to initiate clinical trials of CYPS317.

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

Manufacturing and Supply

CYWC628

We contracted with a CDMO for the production of our master cell bank and working cell bank for CYWC628. The manufacturing of our master cell bank and working cell bank for CYWC628 is now complete and both are certified as released by our CDMO. This CDMO will also manufacture CYWC628 for use in our twelve-week Phase 1/2 clinical trial for treatment of diabetic foot ulcers that we plan to conduct in Australia. Please see “Risk Factors – Risks Related to Manufacturing” in this Annual Report.

CybroCell™

We successfully carried out experiments that demonstrated the ability to use the CYWC628 spheroid master cell bank for the manufacturing of a modified CybroCell™ drug product. We also supported animal trials confirming that the therapeutic effects of the fibroblast-derived chondrocyte spheroids derived from the CYWC628 master cell bank are significantly better than those of single-cell fibroblasts, which supported our IND clearance with the FDA for the planned Phase I clinical trial. Based on these results, we will work to amend the IND clearance with the FDA to replace single-cell fibroblasts with fibroblast-derived chondrocyte spheroids derived from the CYWC628 master cell bank. A timeline for the trial will be determined in connection with discussions with the FDA.

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

As of December 31, 2025, we own 124 issued patents and 175 pending patent applications in various countries.

Given present patent ineligibility laws concerning products of nature, there are presently no composition of matter patents covering CybroCell™, although there are patents related to the method of use or making of CybroCell™. We currently have patent applications pending for the methods of use for both CYWC628 and CYMS101.

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

The FDA closely regulates the marketing, labeling, advertising, and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are consistent with the provisions of the FDA-approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

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

Other U.S. Regulatory Requirements

Biopharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Factors payors consider in determining reimbursement are based on whether the product is (i) a covered benefit under its health plan, (ii) safe, effective, and medically necessary, (iii) appropriate for the specific patient, (iv) cost-effective and (v) neither experimental nor investigational. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing reimbursements for medical products, drugs, and services and may impose additional utilization management requirements, such as prior authorization, step therapy, quantity limits or restrictive formularies. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs and because reimbursement may be bundled with procedural or site-of-care payments rather than paid separately for the product itself.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Recent legislative and regulatory initiatives have also increased scrutiny of drug pricing practices and expanded manufacturer financial responsibility under certain government healthcare programs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

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

●

required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019, and later eliminated altogether under the Inflation Reduction Act of 2022 (the "IRA")) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

●	imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. In addition, the IRA introduced significant reforms affecting prescription drug pricing and reimbursement under Medicare, including inflation-based rebate obligations, a redesign of the Medicare Part D benefit and a drug price negotiation program for certain high-cost drugs and biologics without generic or biosimilar competition. Although certain drugs with a single orphan designation may be exempt from the negotiation program, that exemption is limited, and the overall impact of the IRA on our business and the biopharmaceutical industry remains uncertain.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees

As of December 31, 2025, we had 15 full-time employees, including seven employees with medical or doctoral degrees and nine employees directly engaged in research and development, with the rest providing administrative, business and operations support. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Our Facilities

Our principal executive offices are located at 455 E. Medical Center Blvd., Suite 300, Houston, Texas, where we lease approximately 23,000 square feet of office space. The space serves as the location of our corporate headquarters. The lease expires in April 2027. In addition, we have leased research labs and offices in Houston, Texas, for our research and cell manufacturing operations. This lease expires in May 2031.

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

●	An active trading market may not be sustained and the market price of shares of our common stock may be volatile.

●	We have 2,500 shares of Series C Preferred Stock with super voting rights which may adversely affect holders of our common stock.

●	Our management and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

●	Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent a take-over that may be in the best interests of our stockholders.

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

We have incurred recurring operating losses and negative cash flows from operating activities since inception and expect to continue incurring operating losses and negative cash flows in the future. In connection with the preparation of our Annual Report, our management concluded that there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of the Annual Report, and our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2025, that raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangements or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us.

These factors raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If existing or potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we are unable to continue as a going concern, we will be forced to delay, reduce or discontinue our research and development programs or consider other various strategic alternatives and you could lose all or part of your investment in us.

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

We have incurred significant net losses since our inception, have not generated any revenue from product sales to date and have financed our operations principally through public and private financings. For the years ended December 31, 2025 and 2024, we incurred net losses of $18.6 million and $11.2 million, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of $54.2 million and $35.5 million, respectively. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and related expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for, and commercializing, one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential product candidates.

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

As of December 31, 2025, we had approximately $4.9 million in cash and cash equivalents. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently expect, and we may need to seek additional funds sooner than planned. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

We are party to a standby equity purchase agreement, or the SEPA, dated December 20, 2024, with YA II PN, LTD., or Yorkville. Pursuant to the SEPA, Yorkville advanced us the principal amount of $15 million evidenced by convertible promissory notes in three tranches and, subject to the satisfaction of certain conditions, we may elect to issue and sell to Yorkville up to $10 million worth of shares of our common stock for a period ending December 20, 2026. On January 7, 2025, we satisfied the commitment fee owing to Yorkville under the SEPA by issuing 118,991 shares of our common stock. The conversion of the convertible promissory notes by Yorkville and our election to issue and sell to Yorkville shares of our common stock pursuant to the SEPA has resulted, and will result, in dilution to our existing stockholders.

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

Additionally, our only clinical trial conducted to date utilized, and our contemplated twelve-week Phase 1/2 clinical trial in Australia for treatment of diabetic foot ulcers will utilize, an “open-label” trial design, and some of our planned clinical trials may be designed similarly. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving either the investigational product candidate or an existing approved pharmaceutical or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Even if we are successful in obtaining marketing approval, commercial success of approved products may also depend in large part on the availability of coverage and adequate reimbursement from third-party payors, including government payors such as the Medicare and Medicaid programs and managed care organizations in the United States or country-specific governmental organizations in foreign countries, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost effectiveness of an approved product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors were to not provide coverage and adequate reimbursement for our products once approved, market acceptance and commercial success may be reduced. Even if we are able to obtain coverage and adequate reimbursement for our products once approved, there may be features or characteristics of our products, such as dose preparation requirements, which prevent our products from achieving market acceptance by the healthcare or patient communities. For additional information, see the section of this report titled, “Business—Regulatory Environment—Coverage and Reimbursement.”

In addition, if any of our product candidates receive marketing approval, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information, reports and registration, and will need to continue to comply (or ensure that any third-party providers comply) with cGMPs and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval. In addition, there is always the risk that we, a regulatory authority or a third party might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates post-approval could adversely affect our business, financial condition, and results of operations.

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

Where possible, we may pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our therapeutic candidates from the FDA, EMA, or other comparable regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the therapeutic candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under the Food and Drug Omnibus Reform Act, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send status updates on such studies to the FDA every 180 days to be publicly posted by the agency, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

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

Our business is subject to risks associated with conducting business internationally. For example, our CRO and clinical trial sites for our contemplated twelve-week Phase 1/2 clinical trial in Australia for treatment of diabetic foot ulcers are located outside of the United States and we formed an Australian subsidiary to act as a sponsor for the clinical trial. If we succeed in obtaining approval of any product candidates, we anticipate marketing them in the European Union and other jurisdictions in addition to the United States. If approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

●

multiple, conflicting, and changing laws and regulations such as privacy regulations, data transfer restrictions, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits and licenses;

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

Any of these factors could harm our contemplated clinical trial in Australia, as well as our current and any future international operations and, consequently, our business, financial condition, prospects, and results of operations.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, the current U.S. administration has proposed substantial reductions in force at various government agencies that, if applied in a material way, could significantly reduce the FDA’s and other agencies’ capacities to perform their functions in a manner consistent with past practices. If a prolonged government shutdown occurs or if the FDA or SEC experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issues licenses needed for conduct of our clinical trials and the abilities of both agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business and our timelines. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the change in the U.S. presidential administration in 2025, there continues to be substantial uncertainty as to the extent and manner in which the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations

We are subject to export and import controls, economic sanctions, and anti-corruption laws and regulations of the United States and other jurisdictions. We can face criminal liability and other serious consequences for violations of these laws and regulations, which can harm our business.

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

As a public company, we have incurred, and will continue to incur significant legal, accounting and other expenses. In addition, the federal securities laws, including the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules and regulations subsequently implemented by the SEC and the Nasdaq Stock Market LLC, or Nasdaq, have imposed various requirements on public companies, including requirements to file annual, quarterly, and event driven reports with respect to their business and financial condition, and to establish and maintain effective disclosure and financial controls and corporate governance practices. These rules and regulations have increased, and will continue to increase, our legal and financial compliance costs, made certain activities more time-consuming and costly, and required our management and other personnel to devote a substantial amount of time to compliance initiatives. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years after completion of a company’s initial public offering. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

Despite our best efforts, we may not be able to produce reliable consolidated financial statements or file such consolidated financial statements as part of a periodic report in a timely manner with the SEC or comply with Nasdaq listing requirements. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate consolidated financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company or a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We could be an emerging growth company for up to five years following the completion of our Direct Listing. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our consolidated financial statements and require us to incur the expense of remediation.

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

During the preparation of our consolidated financial statements for the fiscal years ended December 31, 2025, 2024, 2023 and 2022, our management identified a material weakness in our internal control over financial reporting due to a lack of segregation of duties. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Specifically, our management identified a deficiency in our internal controls within the financial reporting function that resulted from an ineffective design and implementation of controls over proper segregation of duties for the period of time covered by our consolidated financial statements prior to our then Chief Financial Officer joining us in June 2025 when all financial functions were handled by a single individual, and afterward, through December 31, 2025, due to a limited number of individuals. Based upon management’s evaluation, and due to the material weakness identified, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective.

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

The manufacture of biologic cell therapy product candidates, and products, if approved, is complex and requires significant expertise and capital investment, including developing advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process, and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of critical components. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including consistency, stability, purity, and efficacy of the product, product testing, operator error, and availability of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. For example, initial timelines for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia were extended as we worked with our CDMO to resolve process issues with the manufacturing training run and increased the number of test manufacturing runs needed to confirm no sterility issues. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability, purity, and efficacy failures, deficiencies, or other issues relating to manufacturing our product candidates will not occur in the future.

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

We have contracted with a CDMO for the production of our master cell bank and working cell bank to enable our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia. If the CDMO is unable to maintain our master cell bank and working cell bank for CYWC628 or produce CYWC628 or any other fibroblast cell-based product candidates to enable clinical trials, we may encounter delays, additional costs, or technical failure of one or more of our product candidates. For example, timelines for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia were extended as we worked with our CDMO to resolve process issues encountered with the manufacturing training run and increased the number of test manufacturing runs needed to confirm no sterility issues.

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

If we were to need an alternate CDMO, we would incur added costs and delays in identifying and qualifying any such replacement. In addition, we expect to order drug product and services on a statement of work or purchase order basis and do not plan to enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. We may not be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive.

Changes in the methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, formulation, materials, and processes, are altered along the way in an effort to optimize processes and product characteristics. Such alterations can also occur due to changes in manufacturers. Such changes carry the risk that they will not achieve their intended objectives. Any such changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with product candidates produced using the modified manufacturing methods, materials, and processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay the completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials beyond those we currently anticipate, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates if approved. In addition, we may be required to make significant changes to our upstream and downstream processes across our pipeline, which could delay the development of future product candidates. For example, we encountered process issues with the manufacturing training run of CYWC628 and increased the number of test manufacturing runs needed to confirm no sterility issues, which we had to resolve and complete before we could begin the manufacture of CYWC628 for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia. These issues required us to extend the initial timelines for the initiation and completion of the clinical trial.

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

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing our cell therapy product candidates. Third-party manufacturers may be unable to comply with cGMP regulations or similar regulatory requirements outside the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA, or other regulatory authorities, we will not be able to produce our product candidates. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. For example, we encountered process issues with the manufacturing training run of CYWC628 and increased the number of test manufacturing runs needed to confirm no sterility issues, which we had to resolve and complete before we could begin the manufacture of CYWC628 for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia. If these issues were not resolved and completed, we would have been unable to manufacture CYWC628 for our clinical trial in a timely manner. If the FDA, the EMA, or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations. Furthermore, the raw materials for our product candidates may be sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply, or storage issues or otherwise, we could experience delays, disruptions, suspensions, or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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

In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal information, our contemplated twelve-week Phase 1/2 clinical trial for treatment of diabetic foot ulcers will be conducted in Australia and subject us to additional Australian data privacy laws, regulations and guidelines, including the Privacy Act 1988 and the thirteen (13) Australian Privacy Principles, which regulate the collection, use, disclosure, and storage of personal and health information. Key Australian requirements include obtaining informed, voluntary consent, ensuring data security, and managing cross-border transfers. We may also seek to conduct clinical trials in the United Kingdom or the European Economic Area, or the EEA, and may become subject to additional European data privacy laws, regulations and guidelines, including the GDPR. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EEA or UK, such as in connection with clinical trials in those jurisdictions. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

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

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing, and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. If we succeed in marketing product candidates, such claims could result in an FDA, EMA, or other regulatory authority investigation of the safety and effectiveness of our product candidates, our manufacturing processes and facilities or our marketing programs. FDA, EMA, or other regulatory authority investigations could potentially lead to a recall of our product candidates or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our product candidates, if approved, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. While our Australian subsidiary maintains clinical trial insurance for our contemplated twelve-week Phase 1/2 clinical trial in Australia for treatment of diabetic foot ulcers, we currently do not maintain clinical trial or product liability insurance in the Unites States and may need to obtain such coverage prior to commencing clinical trials in the United States or marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition.

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

For additional information, see the section of this report entitled, “Business—Regulatory Environment—Coverage and Reimbursement.”

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

To date, we have completed one clinical trial in Mexico, we will conduct our contemplated twelve-week Phase 1/2 clinical trial for the treatment of diabetic foot ulcers in Australia, and we may conduct international clinical trials in the future. The acceptance of study data by the FDA, the EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials are performed by clinical investigators of recognized competence and pursuant to current GCP requirements; and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate means, to the extent necessary. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, the EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. Additionally, recent policy proposals in the United States may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly. If the FDA, the EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

For example, the ACA substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. biopharmaceutical industry. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments and may result in additional reductions in Medicare and other healthcare funding, as well as the potential for the government to select certain single-source drugs and biologics for drug price negotiations under Medicare, all of which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our financial operations. For additional information, see the section of this report entitled, “Business—Regulatory Environment—Healthcare Reform.”

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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current product candidates or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates and other proprietary technologies we may develop, could be found to be infringed by our product candidate. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time-consuming and could:

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

As of December 31, 2025, we had 15 full-time employees. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As a listed company on Nasdaq, we are required to meet certain financial, public float, bid price and liquidity standards on an ongoing basis to continue the listing of our common stock. If we fail to meet these continued listing requirements, our common stock may be subject to delisting, which could materially impact the liquidity of our common stock making it more challenging to buy and sell shares of our common stock. We are currently listed on the Nasdaq Capital Market and trade under the symbol “FBLG.” On March 27, 2025, we submitted to Nasdaq an application to transfer the listing of our common stock from The Nasdaq Global Market to the Nasdaq Capital Market. This transfer allowed us to satisfy less stringent financial, liquidity, and market capitalization requirements to continue the listing of our common stock. For example, the market value requirement of the Nasdaq Capital Market is $35 million versus $50 million for the Nasdaq Global Market and the stockholders’ equity requirement for the Nasdaq Capital Market is $2.5 million versus $10 million for the Nasdaq Global Market. If we fail to meet any of the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted from Nasdaq.

On July 1, 2025, we received a notification letter from the Nasdaq Listing Qualifications Staff, or the Staff, notifying us that the closing bid price of our shares of common stock was below the minimum closing bid price of $1.00 per share during the previous 30 consecutive trading days, as required for continued listing on the Nasdaq Capital Market, or the Bid Price Rule. We were provided an initial period of 180 calendar days, or until December 29, 2025, to regain compliance with the Bid-Price Rule. To regain compliance, the closing bid price of our common stock had to be $1.00 per share or more for a minimum of 10 consecutive business days at any time before December 29, 2025. If we did not regain compliance with the Bid Price Rule by December 29, 2025, we would be eligible for an additional 180 calendar day compliance period if we met the continued listing requirement for market value of publicly held shares, or MVLS, and all other initial listing standards for the Nasdaq Capital Market, except the bid price requirement, and provided written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If it appeared to the Staff that we would not be able to cure the deficiency, or if we were otherwise not eligible for the additional compliance period, Nasdaq would notify us that our securities would be subject to delisting. In the event of such notification, we could appeal the Staff’s determination to delist our securities, but there could be no assurance the Staff would grant our request for continued listing.

On August 4, 2025, we received a notification letter from the Staff notifying us that our MVLS had closed below the minimum $35 million threshold required for continued listing on the Nasdaq Capital Market, or the MVLS Rule, for the previous thirty (30) consecutive trading day period. We were provided a 180-calendar day period to regain compliance with the MVLS Rule, through February 2, 2026. To regain compliance, our MVLS needed to be $35 million or more for a minimum of 10 consecutive business days at any time before February 2, 2026. If we did not regain compliance with the MVLS Rule by February 2, 2026, Nasdaq would notify us that our securities would be subject to delisting. In the event of such notification, we could appeal the Staff’s determination to delist our securities, but there could be no assurance the Staff would grant our request for continued listing.

On December 30, 2025, we received a notification indicating that the Staff planned to delist our securities due to our continued non-compliance with the Bid-Price Rule as of December 29, 2025, unless we timely requested a hearing before the Nasdaq Hearings Panel, or the Panel. We timely requested a hearing before the Panel.

On February 3, 2026, we received formal notice from the Staff that, based on our continued non-compliance with the MVLS Rule, the deficiency serves as an additional basis for the delisting of our common stock. The notice indicated

that, in addition to the deficiency under the Bid Price Rule, the Panel will consider our plan to regain compliance with the MVLS Rule in their decision regarding our request for continued listing on the Nasdaq Capital Market.

At our hearing before the Panel, we presented our plan to regain compliance with both the Bid Price Rule and the MVLS Rule. On February 12, 2026, we received a determination from the Panel granting our request for the continued listing of our common stock on the Nasdaq Capital Market, subject to our satisfying (i) the equity standard of $2.5 million required under Rule 5550(b)(1) as an alternative to the MVLS Rule on or before February 27, 2026, (ii) the Bid Price Rule on or before April 13, 2026, and (iii) all other applicable criteria for continued listing on Nasdaq on or before April 13, 2026. We will remain listed and trading on the Nasdaq Capital Market at least pending the expiration of the extension granted to us by the Panel.

We intend to actively monitor the closing bid price of our common stock, our MVLS, and our stockholders’ equity and evaluate all available options to regain compliance with the applicable rules. Although we are taking definitive steps to regain compliance with the applicable rules, there can be no assurance that we will be granted a further extension to do so or that any actions we take will be successful in our effort to regain compliance with the listing rules. Furthermore, there can be no assurance that we will be able to maintain compliance with the applicable rules, or if we implement an option that regains our compliance, maintain compliance thereafter. If we fail to regain or maintain compliance with the Nasdaq continued listing standards, our common stock will be subject to delisting from Nasdaq.

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

In addition, we cannot predict the prices at which our common stock may trade on Nasdaq, and the market price of our common stock may fluctuate significantly in response to various factors, some of which are beyond our control. For example, between March 1, 2024 and February 1, 2026, the closing price of our common stock on Nasdaq ranged from $13.00 per share to $0.225 per share.

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

As of February 1, 2026, our executive officers, directors and five percent or greater stockholders and their respective affiliates, beneficially own, in the aggregate, approximately 45% of the voting power of our outstanding voting securities. To the extent that the same group continue to own a significant percentage of our voting securities, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors, amendments to our organizational documents and approval of any merger, sale of substantially all our assets or other significant corporate transactions. This concentration of voting power may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.

Future issuances of our common stock pursuant to our 2022 Stock Plan could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Pursuant to our 2022 Stock Plan, we are authorized to grant stock options and other equity-based awards to our employees, directors, and consultants. At December 31, 2025, there were 6,783,761 shares available for future grants under the 2022 Plan and 5,716,239 stock options outstanding. If we issue common stock or other equity securities under the 2022 Stock Plan, existing investors may be materially diluted. The issuance of additional shares of common stock or securities convertible into common stock or perceptions that such issuance may occur, or the exercise of outstanding equity securities, could have a material dilutive impact on existing stockholders and could have a material negative effect on the market price of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) having the option of delaying the adoption of certain new or revised financial accounting standards, (iii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until such time that we are no longer an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. Further, pursuant to Section 107 of the JOBS Act, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our results of operations and consolidated financial statements may not be comparable to the results of operations and consolidated financial statements of other companies who have adopted the new or revised accounting standards.

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

Despite the implementation of security measures, we, like other organizations in our industry, have experienced and expect to continue to experience threats to our internal computer systems. Our systems and those of our current and any future CROs, CDMOs, and other contractors, consultants, collaborators, and third-party service providers, are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. For example, the third-party service provider of our equity management system experienced a cybersecurity event in the third quarter of 2025 that prevented us from accessing the system for several days before the matter was resolved. Information security risks for us and our third-party vendors have increased significantly in recent years, in part because of the proliferation of new technologies, including artificial intelligence, the ubiquity of internet connections, and the increased sophistication and activities of threat actors. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information, it could result in a material disruption of our discovery and development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state, and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties for certain portions of our manufacturing process, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation, and other areas. For example, in April 2025, the United States imposed broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. Since this announcement, most tariffs for countries other than China have been suspended or reduced temporarily. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, some countries have implemented retaliatory tariffs on U.S. goods, while others seek to negotiate agreements regarding U.S.-imposed tariffs. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

The global credit and financial markets have also generally experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation, and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by military conflict, including the ongoing conflicts between Russia and Ukraine and in the Middle East, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our product candidates and any other potential future product candidates and in our ability to raise additional capital when needed on acceptable terms, if at all.

There are also current geopolitical tensions with China that may affect our operations. For example, the recently enacted BIOSECURE Act, which, among other things, prohibits U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities. Any additional executive action, legislative action similar to the BIOSECURE Act or potential sanctions with China could materially impact manufacturing partners and our agreements with them. We continue to assess any legislation as it develops to determine the effect, if any, on our contractual relationships. Furthermore, any disruptions to our supply chain as a result of unfavorable global economic conditions, including due to geopolitical conflicts or public health crises, could negatively impact the timely execution of our ongoing and future clinical trials.

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

We contract with our CRO and other vendors in foreign countries and expect to contract with clinical trial sites in foreign countries in the normal course of business. We are, therefore, subject to fluctuations in foreign currency rates in connection with these agreements. Our principal exchange rate exposure is with the Australian dollar against the U.S. dollar. Fluctuations in foreign currency exchange rates could negatively impact our results of operations. Any changes in foreign currency exchange rates would be reflected as a foreign currency exchange gain or loss. We do not hedge against our foreign currency exchange rate risk.

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

Market Information for Common Stock

Our common stock is listed on the Nasdaq Capital Market under the symbol “FBLG.”

Holders

As of February 24, 2026, we have 67,594,722 shares of common stock outstanding held by 543 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities we sold during the three months ended December 31, 2025. Unless stated otherwise, the sales of the securities listed below were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Below is a summary of conversions during the three months ended December 31, 2025 by YA II PN, LTD., or the Investor, of short-term convertible notes issued to the Investor under the SEPA:

Date	Tranche	Principal Amount	Shares Issued	Price Per Share
October 14, 2025	Third Note	$200,000	482,741	$0.4143
October 15, 2025	Third Note	$100,000	246,305	$0.4060
October 16, 2025	First Note	$200,000	492,610	$0.4060
October 20, 2025	First Note	$200,000	492,610	$0.4060
October 21, 2025	First Note	$300,000	738,916	$0.4060
October 27, 2025	First Note	$300,000	738,916	$0.4060
November 5, 2025	First Note	$300,000	855,675	$0.3506
November 17, 2025	First Note	$300,000	963,081	$0.3115

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have completed our IND-enabling pre-clinical studies for the development of CYWC628 as a topically administered allogeneic fibroblast cell-based therapy for wound healing. Our pre-clinical studies focused on utilizing single cell fibroblasts, fibroblast spheroids, and fibroblast-derived materials to treat wounds in diabetic mice. We completed pre-clinical studies investigating (i) multiple administrations of CYWC628 spheroids on a chemically induced chronic wound NONcNZO10/LtJ and BKS.Cg-Dock7m +/+ LepRdb/J mouse model, (ii) dose titration to provide information on the proposed dose range of CYWC628, and (iii) acute and chronic toxicity. The results of our studies have shown statistically significant acceleration in the rate of wound closure, and statistically significant improvement in the quality of the healed wounds in comparison with both a marketed wound care product and control. Based upon our results, we are planning to initiate a twelve-week Phase 1/2 clinical trial in Australia for treatment of diabetic foot ulcers in the first quarter of 2026.

We are developing CYMS101 as an intravenously administered allogeneic fibroblast single cell, and fibroblast spheroid, cell-based therapy to treat MS. After completing animal studies using CYMS101, we received approval from a U.S.-based IRB to conduct clinical investigations in Mexico using the fibroblast cell composition for patients with MS, and completed a Phase 1 study. The study was conducted in five participants. The primary objective of the study was to assess safety, and the secondary objective was to assess efficacy. The primary objective was achieved as we saw no adverse events related to the treatment - no adverse events during intravenous injection of the tolerogenic fibroblasts, no short or long-impact in complete blood count tests during the 16-week monitoring period, and no short or long impact in electrocardiogram results during the 16-week monitoring period. In addition, the study assessed clinical activity using a standard set of neurological assessments routinely used to assess MS. We are currently conducting further research to more fully characterize the mode of action of fibroblasts in oligodendrocyte expansion. We plan to file an IND application for a Phase 1/2 clinical trial relating to MS in the United States in the first half of 2026. We expect to seek a strategic partner to collaborate with us on the development of CYMS101 either before initiating the Phase 1/2 study, or after its completion, if successful, and prior to commencing a potential Phase 3 clinical trial.

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

CYPS317 is our allogeneic intravenously administered fibroblast spheroid cell-based investigational therapeutic for the treatment of psoriasis. We have completed preliminary IND-enabling pre-clinical studies utilizing chronic and acute psoriasis mouse models to assess the potential use of intravenous administration of fibroblast spheroids for the treatment of psoriasis. We also completed IND-enabling animal model studies to determine the optimal efficacious dose range and the durability of treatment for mild to moderate, and moderate to severe psoriasis. On December 30, 2025, we filed a Phase 1/2 Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) seeking regulatory clearance to initiate clinical trials of CYPS317.

We also have human longevity, certain cancer, and artificial pancreatic organoid research programs in the very early stages of research and development. We plan to accelerate such programs as funding allows.

The manufacturing of our master cell bank and working cell bank for CYWC628 is now complete and both are certified as released by our CDMO. This CDMO will also manufacture CYWC628 for use in our twelve-week Phase 1/2 clinical trial for treatment of diabetic foot ulcers that we will conduct in Australia. We successfully carried out experiments that demonstrated the ability to use the CYWC628 spheroid master cell bank for the manufacturing of a modified CybroCell™ drug product. We also supported animal trials confirming that the therapeutic effects of the fibroblast-derived chondrocyte spheroids derived from the CYWC628 master cell bank are significantly better to those of single-cell fibroblasts, which supported our IND clearance with the FDA for the planned Phase I clinical trial. Based on these results, we will work to amend the IND clearance with the FDA to replace single-cell fibroblasts with fibroblast-derived chondrocyte spheroids derived from the CYWC628 master cell bank. A timeline for the trial will be determined in connection with discussions with the FDA. If any of our product candidates receive marketing approval, we expect to evaluate the feasibility of building our own cGMP manufacturing facility or continuing to outsource manufacturing to a CDMO for clinical testing and commercial supply. We expect to rely on third parties for our cell therapy manufacturing process for the foreseeable future.

Since our April 2021 separation from FibroGenesis, our activities have consisted primarily of (i) corporate and strategic planning, (ii) recruiting and retaining personnel, (iii) financing our operations, (iv) prosecuting, maintaining and expanding our intellectual property portfolio, and (v) conducting preclinical and other research and development related to our product candidates. These activities allow us to continue building our fibroblast cell-based therapy platform..

We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through investment from FibroGenesis, the sale of $15.0 million of our convertible promissory notes, which were all subsequently converted to equity, the sale of $18.6 million of preferred stock, $10.4 million in proceeds from the sale of common stock, $0.00001 par value per shares, or the Common Stock, through the share purchase agreement, dated November 12, 2021, or the GEM SPA, with GEM Global Yield LLC SCS, or GEM Global, and GEM Yield Bahamas Limited, or GYBL, and together with GEM Global, GEM, $13.1 million in proceeds from the issuance of additional convertible promissory notes, and $6.7 million in net proceeds from the sale of Common Stock in direct placements.

As of December 31, 2025, we had cash and cash equivalents of approximately $4.9 million. Since our inception, we have incurred significant operating losses. We incurred net losses of approximately $18.6 million and $11.2 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $54.2 million.

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

Due to the numerous risks and uncertainties associated with biopharmaceutical product development and the economic and developmental uncertainty, we may be unable to accurately predict the timing or magnitude of all expenses. Our ability to ultimately generate revenue to achieve profitability will depend heavily on the development, approval, and subsequent commercialization of our product candidates. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. As a result, we will need substantial additional funding to support our short-term and long-term continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may not be able to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we will have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Statements of Operations

Results of Operations

Comparison of Fiscal Years December 31, 2025 and 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31,		Change Amount
	2025	2024
	(in thousands)
Operating expenses:
Research and development	$7,407	$4,504	$2,903
General, administrative and other	9,242	9,233	9
Total operating expenses	16,649	13,737	2,912
Loss from operations	(16,649)	(13,737)	(2,912)
Other income/(expense)
Change in fair value of warrant liability	—	5,385	(5,385)
Change in fair value of forward contract liability	—	(417)	417
Change in fair value of SEPA put option liability	352	(460)	812
Change in fair value of convertible debt	(1,773)	232	(2,005)
Commitment fee expenses	—	(2,191)	2,191
Placement agent and tail fee expenses	—	(1,450)	1,450
Gain on termination of warrant and commitment fee liabilities	—	1,214	(1,214)
Other income/(expense)	(619)	32	(651)
Interest income	247	251	(4)
Interest expense	(204)	(20)	(184)
Total other income/(expense)	(1,997)	2,576	(4,573)
Net loss	$(18,646)	$(11,161)	$(7,485)

Research and Development Expenses

Research and development expenses were $7.4 million and $4.5 million for the years ended December 31, 2025 and 2024, respectively. The increase of $2.9 million was primarily due to:

●	increased drug product and CRO expenses of $2.2 million to prepare for the clinical trial in 2026;

●	increased personnel related expenses of $0.3 million due to hiring additional research scientists during 2025;

●	increased research facility costs of $0.3 million; and

●	increased depreciation expense of $0.1 million

Research and development expenses are not tracked by product candidate.

General, Administrative and Other Expenses

General, administrative and other expenses were $9.2 million and $9.2 million for the years ended December 31, 2025 and 2024, respectively. The increase of $0.0 million was primarily due to:

●	increased professional expenses of $0.3 million for legal, accounting fees and marketing costs;

●	increased office expense, personnel, board of directors costs, and associated travel of $0.2 million;

●	decreased offering and listing expenses of $0.4 million.

●	decreased insurance expense of $0.1 million.

Change in fair value of warrant liability

Change in fair value of warrant liability was $0 and a gain of $5.4 million for the years ended December 31, 2025 and 2024, respectively. The liability instrument to investors under the Share Purchase Agreement among us, GEM Global Yield LLC SCS, or GEM, and GEM Yield Bahamas Limited, or GYBL, dated November 12, 2021, or the GEM SPA, was comprised of the contingent warrant liability and contingent put option. The $5.4 million gain during the year ended December 31, 2024 resulted from the mark to market of the warrant liability, which occurred at the end of each reporting period until the warrant liability was derecognized in December 2024, and resulted primarily from the decrease in our stock price.

Change in fair value of forward contract liability

Change in fair value of forward contract liability was $0 and $0.4 million for the years ended December 31, 2025 and 2024, respectively. A forward contract liability to sell shares to the investor at 90% of the average daily closing price per share over the Draw Down Pricing Period is recorded each time we issue a Draw Down Notice to GEM under the Share Purchase Agreement. The forward contract liability is remeasured at the end of each quarter, if open, and again upon receipt of the Closing Notice from the investor. The forward contract liability was derecognized upon receipt of the Closing Notice and funds from the investor.

Change in fair value of SEPA put option liability

On December 20, 2024, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with a certain investor. Pursuant to the SEPA, and subject to certain conditions, we have the right, from time to time, until December 20, 2026, to require the investor to purchase up to $10.0 million of shares of Common Stock by delivering written notice to the investor. The SEPA was accounted for as a liability under ASC 815 because it includes an embedded put option and an embedded forward option. The SEPA put option liability was recognized at inception, and its fair value was estimated at $0.1 million and $0.5 million at December 31, 2025 and 2024, respectively. The change in fair value of the SEPA put option liability was a gain of $0.4 million during the year ended December 31, 2025 and a loss of $0.5 million during the year ended December 31, 2024 and resulted primarily from changes in stock price and other assumptions used in the valuation model.

Change in fair value of convertible debt

We received advances in the form of convertible notes pursuant to our Standby Equity Purchase Agreement in December 2024 and June 2025 and elected to account for the short-term convertible notes under the fair value option. Under the fair value option, all costs associated with raising the funds were expensed immediately and the difference between the net proceeds and the fair value of the convertible notes at issuance was recorded as a $0.1 million gain during the year ended December 31, 2024. The convertible notes were paid off in November 2025 and during the year ended December 31, 2025, the Company recorded a $1.8 million loss of change in fair value resulting from the decrease in fair value.

Commitment Fee Expenses

Commitment fee expense was $0 and $2.2 million for the years ended December 31, 2025 and 2024, respectively. A $2 million commitment fee pursuant to the GEM SPA became payable to GEM upon completion of the Direct Listing in January 2024. The commitment fee is payable to GEM as drawdown notices are issued, with any remaining balance payable one year after public listing. We sold $3.0 million of common stock to GEM under the GEM SPA during the three months ended March 31, 2024, which made approximately $0.1 million of the commitment fee payable immediately. This $0.1 million portion of the commitment fee was netted against the proceeds received in additional paid-in capital. The remaining $1.9 million was expensed immediately because we were planning to raise funds through other sources and had no plans to issue further Draw Down Notices to GEM prior to the one-year anniversary of our public listing when this remaining amount would have been due.

A $0.3 million commitment fee was recorded during the year ended December 31, 2024 following the closing of the first pre-advance under our Standby Equity Purchase Agreement entered into in December 2024.

Placement agent and tail fee expenses

There were no placement agent and tail fee expenses in the year ended December 31, 2025. In the year ended December 31, 2024, we recorded a $0.7 million tail fee expense for amounts due to Maxim under our agreements dated April 24, 2023 and February 5, 2024 as a result of issuing $10.0 million of convertible debt in December 2024. We also recorded a $0.7 million placement agent expense for amounts due to the placement agent upon the execution of our Standby Equity Purchase Agreement and receipt of advances in the form of convertible notes in December 2024.

Gain on termination of warrant and commitment fee liabilities

There was no gain on termination of warrant and commitment fee liabilities in the year ended December 31, 2025. In the year ended December 31, 2024, we entered into a side letter agreement with GEM to issue 1,152,074 shares to GEM at a valuation of $2.17 per share to satisfy the remaining commitment fee and warrant liabilities due to GEM. We recorded a $1.2 million gain for the amount by which the combined value of the commitment fee and warrant liabilities exceeded the $2.5 million value of the shares issued.

Other income/(expense)

Other loss was $0.6 million for the year ended December 31, 2025, compared with Other income of $32,000 for the year ended December 31, 2024, which is comprised of the payments to FibroGenesis in excess of the derivative liability established at inception of the Agreement Regarding Right of First Negotiation entered into by us and FibroGenesis in January 2023, or the ROFN Agreement.

Interest income

Interest income for the years ended December 31, 2025 and 2024 was $0.2 million and $0.3 million, respectively and is comprised of interest income and unrealized gain/losses on cash equivalents.

Interest expense

Interest expense was $0.2 million and approximately $20,000 for the years ended December 31, 2025 and 2024, respectively. The increase of $0.2 million was due to the payoff of the convertible notes during the year ended December 31, 2025. Interest expense was recorded in 2024 for the nominal interest rate of 6.0% plus the amortization of the discount on the 2022 convertible notes.

Income taxes

The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Overview

Through December 31, 2025, we have financed our operations primarily with investment from FibroGenesis, proceeds from borrowings under our convertible loan agreements, proceeds from the issuance of preferred stock, proceeds from the sale of common stock through the GEM SPA, and proceeds from registered direct offerings. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through investment from FibroGenesis, the sale of $15.0 million of our convertible promissory notes, which were all subsequently converted to equity, the sale of $18.6 million of preferred stock, $10.4 million in proceeds from the sale of common stock, $0.00001 par value per shares, or the Common Stock, through the share purchase agreement, dated November 12, 2021, or the GEM SPA, with GEM Global Yield LLC SCS, or GEM Global, and GEM Yield Bahamas Limited, or GYBL, and together with GEM Global, GEM, $13.1 million in proceeds from the issuance of additional convertible promissory notes, and $6.7 million in net proceeds from the sale of Common Stock in direct placements. As of December 31, 2025, we had cash and cash equivalents of approximately $4.9 million and an accumulated deficit of approximately $54.2 million.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(16,394)	$(11,901)
Net cash used in investing activities	(262)	(184)
Net cash provided by financing activities	7,565	16,907

Net decrease in cash and cash equivalents	$(9,091)	$4,822

Operating Activities

Net cash used in operating activities was $16.4 million and $11.9 million for the years ended December 31, 2025 and 2024, respectively, and consisted primarily of net losses of $18.6 million and $11.2 million, respectively. Net losses for the year ended December 31, 2025 were partially offset by $2.7 million in noncash stock-based compensation expense, $0.4 million in noncash change in fair value of SEPA put option liability, a change in fair value of convertible debt of $1.9 million, an increase of $1.2 million in prepaid expenses, noncash depreciation expense of $0.2 million, and a decrease in accounts payable and accrued expenses of $1.5 million, and a decrease in operating lease liability of $0.6 million. Net losses for the year ended December 31, 2024 were partially offset by $2.2 million in noncash stock-based compensation expense, $1.9 million in noncash change in commitment fee payable to GEM, $0.4 million in noncash change in fair value of forward contract liability, an increase of $1.3 million in accounts payable and accrued expenses, noncash depreciation expense of $0.2 million, and were combined with a $5.4 million decrease in warrant liability, $1.2 million gain on termination of warrant and commitment fee liabilities, $0.1 million gain on issuance of convertible note, $0.1 million change in fair value of convertible debt, $0.2 million decrease in prepaid expenses, and $0.1 million decrease in payable to Parent.

Investing Activities

Net cash used in investing activities was approximately $0.3 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively. In 2025, we purchased approximately $0.3 million of equipment for cash. In 2024, we purchased approximately $0.1 million of equipment for cash and $0.1 million of equipment in accounts payable and accrued expenses.

Financing Activities

Net cash provided by financing activities was approximately $7.6 million and $16.9 million for the years ended December 31, 2025 and 2024, respectively. In 2025, we received approximately $4.4 million in net proceeds from the issuance of convertible notes and we had repayments of these notes in their entirety of $3.6 million. In addition, we received approximately $6.7 million in net proceeds from three registered direct offerings as discussed further in Note 6 of these Consolidated Financial Statements. In 2024, we received $7.5 million in net proceeds from the sale of common stock and received $9.4 million in net proceeds from the issuance of convertible notes.

Funding Requirements

We have incurred operating losses since our formation and expect such losses to continue in the future as we build infrastructure, develop intellectual property and conduct research and development activities. Moreover, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. We do not have any products approved for sale, and we have never generated any revenue from product sales. We have primarily relied on a combination of angel investors, private debt placements, convertible debt issuances, and sales of equity to fund our operations. As of December 31, 2025, we had an accumulated deficit of $54.2 million and cash and cash equivalents of $4.9 million. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current or future product candidates and we do not know when, or if, that will occur. Unless and until such time that revenue and net income are generated, we will need to continue to raise additional capital. These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the consolidated financial statements included in this Annual Report. The consolidated financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Contractual Obligations and Commitments

Please see “Part II., Item 1A. Risk Factors—Risks Related to Our Financial Condition and Capital Requirements.”

We have material cash requirements and other contractual obligations related to our office and lab rent (as described in Note 10, “Leases” to the consolidated financial statements in this Annual Report).

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of expenses during the reporting periods. In accordance with GAAP, we evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting estimates as those under GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report, we believe the following are the critical accounting estimates used in the preparation of our consolidated financial statements that require significant estimates and judgments.

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

Fair Value Option for Short-term Convertible Notes Payable

On December 20, 2024, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with a certain investor. Pursuant to the SEPA, the investor will advance to the Company, subject to the satisfaction of certain conditions, a total principal amount of $15.0 million, which will be evidenced by short-term convertible notes, in three tranches. We received net proceeds of $4.3 million on December 20, 2024 from the first tranche of short-term convertible notes with $5.0 million principal (the “First Note”), and we received net proceeds of $4.4 million on December 30, 2024 from the second tranche of short-term convertible notes with $5.0 million principal (the “Second Note”). We received net proceeds of $4.4 million on June 15, 2025 from the third tranche of short-term convertible notes with $5.0 million principal (the “Third Note”). We elected to account for the short-term convertible notes under the fair value option in accordance with ASC 825-10-15-4 (“ASC 825”), and Note 5 includes further discussion of their fair values. In November 2025, these convertible notes were paid off.

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

See Notes 5 and 9 to our consolidated financial statements included elsewhere in this Annual Report for further information concerning the SEPA and the assumptions we used in in determining fair values.

SEPA Put Option Liability

The SEPA was accounted for as a liability under ASC 815 because it includes an embedded put option and an embedded forward option. The put option was recognized at inception and the forward option will be recognized upon the issuance of a notice for the sale of the Company’s Common Stock. The fair value of the derivative liability related to the embedded put option was estimated at $0.5 million at inception of the agreement on December 20, 2024, and at December 31, 2024. The $0.1 million SEPA put option liability as of December 31, 2025 is recognized as a current liability on the balance sheet. The estimated issuance date fair value is presented as a single line item within other income (expense) in the accompanying statements of operations under the caption Change in fair value of SEPA put option liability.

See Notes 5 and 8 to our audited consolidated financial statements included elsewhere in this Annual Report for further information concerning the SEPA and the assumptions we used in in determining fair values.

The JOBS Act

We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to the JOBS Act.

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

The consolidated financial statements required by this item are attached to this Form 10-K beginning with page F-1, and are incorporated herein by reference.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. During the preparation of our consolidated financial statements for the fiscal year ended December 31, 2025, our management identified a material weakness in our internal control over financial reporting due to a lack of segregation of duties. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Specifically, our management identified a material weakness in our internal controls within the financial reporting function that resulted from an ineffective design and implementation of controls over proper segregation of duties for the period of time covered by our consolidated financial statements prior to our Chief Financial Officer joining us in June 2025 when all financial functions were handled by a single individual, and afterward, through December 31, 2025, due to a limited number of individuals. Based upon such evaluation, and due to the material weakness identified, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective.

Remediation Plan for Material Weakness

With the addition of our Chief Financial Officer in June 2025, we continue to make valuable changes to our accounting and financial reporting processes and internal controls. The Company's plan is to add additional accounting staff, strengthen segregation of duties, and implement initiatives to improve our internal controls over financial reporting as we grow.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, and has concluded that as of such date, our internal control over financial reporting was not effective due to the material weakness identified.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

(a)	Not applicable

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

Except as set forth below, the information required by this Item is incorporated herein by reference to information in the proxy statement for our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates, or the 2026 Proxy Statement, including under the headings “Proposal 1. Election of Directors - Information Regarding Director Nominees and Continuing Directors,” “Executive Officers,” “Corporate Governance” and “Delinquent Section 16(a) Reports.” We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics and Business Conduct is posted on our website located at https://ir.fibrobiologics.com under “Governance.” We intend to disclose future amendments to certain provisions of the Code of Ethics and Business Conduct, and waivers of the Code of Ethics and Business Conduct granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

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

The information required by this Item is incorporated herein by reference to information in the 2026 Proxy Statement, including under the headings “Executive and Director Compensation” and “Corporate Governance.”

Item 12.	Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information in the 2026 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to information in the 2026 Proxy Statement, including under the headings “Related Person Transactions” and “Corporate Governance.”

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

Financial Statements and Financial Statement Schedules

The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed in the Index to Financial Statements (see page F-1). Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto. The Exhibits are listed in the Exhibit Index below.

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41934	3.1	August 28, 2024

3.2	Amendment to Amended and Restated Certificate of Incorporation of FibroBiologics, Inc.	8-K	001-41934	3.1	June 13, 2025

3.3	Amended and Restated Bylaws of the Registrant	8-K	001-41934	3.1	June 27, 2024

4.1	Reference is made to exhibits 3.1 through 3.3.

4.2	Description of our Securities

4.3	Form of Warrant issued to Series B-1 Holders.	S-1	333-278938	4.3	April 26, 2024

4.4	Form of Common Stock Purchase Warrant issued November 19, 2025.	8-K	001-41934	10.2	November 19, 2025

4.5	Form of Pre-Funded Common Stock Purchase Warrant issued November 19, 2025.	8-K	001-41934	10.3	November 19, 2025

4.6	Form of Common Stock Purchase Warrant issued November 25, 2025.	8-K	001-41934	4.1	November 25, 2025

4.7	Form of Placement Agent Warrant issued November 25, 2025.	8-K	001-41934	4.2	November 25, 2025

4.8	Form of Common Stock Purchase Warrant issued December 16, 2025.	8-K	001-41934	4.1	December 16, 2025

4.9	Form of Placement Agent Warrant issued December 16, 2025.	8-K	001-41934	4.2	December 16, 2025

10.1	Intellectual Property Cross-License Agreement dated as of May 17, 2021, between SpinalCyte LLC and FibroBiologics, LLC.	S-1/A	333-275361	10.1	December 4, 2023

10.2	Amendment 1 to the Intellectual Property Cross-License Agreement between SpinalCyte LLC and FibroBiologics, Inc., effective as of May 17, 2021.	10-Q	001-41934	10.1	August 7, 2024

10.3	Patent Assignment Agreement dated May 17, 2021, between SpinalCyte LLC and FibroBiologics, LLC.	S-1/A	333-275361	10.2	November 30, 2023

10.4	Amendment 1 to the Patent Assignment Agreement, effective August 2, 2022.	S-1/A	333-275361	10.18	November 30, 2023

10.5	Amendment 2 to the Patent Assignment Agreement between SpinalCyte LLC and FibroBiologics, Inc., effective as of May 17, 2021.	10-Q	001-41934	10.2	August 7, 2024

10.6	IP Transfer Agreement between SpinalCyte, LLC and FibroBiologics, LLC, dated as of May 17, 2021.	S-1/A	333-275361	10.17	November 30, 2023

10.7	Agreement Regarding Right of First Negotiation dated January 20, 2023.	S-1/A	333-275361	10.19	November 30, 2023

10.8	Sublease Agreement between United Fire & Casualty Company and FibroBiologics, Inc., effective October 5, 2022.	S-1/A	333-275361	10.6	December 4, 2023

10.9#	2022 Stock Plan.	S-1/A	333-275361	10.12	November 30, 2023

10.10#	Form of Stock Option Notice and Grant Agreement.	S-1/A	333-275361	10.20	December 4, 2023

10.11#	Employment Agreement effective from December 1, 2023, between FibroBiologics, Inc. and Pete O’Heeron.	S-1/A	333-275361	10.22	December 4, 2023

10.12#	Employment Agreement effective from July 20, 2021, between FibroBiologics, LLC and Hamid Khoja.	S-1/A	333-275361	10.13	December 4, 2023

10.13#	Employment Agreement effective from May 31, 2022, between FibroBiologics, Inc. and Jason D. Davis.	8-K	001-41934	10.1	June 9, 2025

10.14#	Employment Agreement effective from March 1, 2024, between FibroBiologics, Inc. and Ruben Garcia.	S-1/A	333-277019	10.24	March 15, 2024

10.15#+	Offer Letter, dated October 29, 2024, between FibroBiologics, Inc. and Robert E. Hoffman	S-1	333-284077	10.15	December 30, 2024

10.16#	Consulting Agreement, dated May 15, 2025, between FibroBiologics, Inc. and Robert E. Hoffman.	10-Q	001-41934	10.3	July 31, 2025

10.17#	Employment Agreement effective from May 31, 2022, between FibroBiologics, Inc. and Mark Andersen.	S-1/A	333-275361	10.14	December 4, 2023

10.18#+	Separation Letter Agreement, dated October 28, 2024, between FibroBiologics, Inc. and Mark Andersen.	S-1	333-284077	10.14	December 30, 2024

10.19#	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers	S-1/A	333-275361	10.15	December 4, 2023

10.20+	Master Services Agreement, effective September 19, 2024, between FibroBiologics, Inc. and Charles River Laboratories, Inc.	8-K	001-41934	10.1	September 4, 2024

10.21	Standby Equity Purchase Agreement, dated December 20, 2024, between the Registrant and YA II PN, LTD.	8-K	001-41934	10.1	December 23, 2024

10.22	Form of Securities Purchase Agreement, dated November 18, 2025, between FibroBiologics, Inc. and the purchasers named therein.	8-K	001-41934	10.1	November 25, 2025

10.23	Form of Securities Purchase Agreement, dated November 24, 2025, between FibroBiologics, Inc. and the purchasers named therein.	8-K	001-41934	10.1	November 25, 2025

10.24	Form of Securities Purchase Agreement, dated December 14, 2025, between FibroBiologics, Inc. and the purchasers named therein.	8-K	001-41934	10.1	December 16, 2025

10.25	Form of Voting Agreement, dated December 14, 2025, entered into by each of FibroBiologics, Inc.’s Chief Executive Officer and the purchaser party to the securities purchase agreement, dated November 18, 2025, between FibroBiologics, Inc. and such purchaser.	8-K	001-41934	10.2	December 16, 2025

19.1	FibroBiologics, Inc. Insider Trading Policy	10-K	001-41934	19.1	March 31, 2025

21.1	List of subsidiaries of the registrant

23.1	Consent of WithumSmith+Brown, PC.

24.1	Power of Attorney (included on signature page of this report)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	FibroBiologics, Inc. Clawback Policy	10-K	001-41934	97.1	March 31, 2025

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
#	Indicates management contract or compensatory plan.
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

FibroBiologics, Inc.

Date: February 24, 2026	By:	/s/ Pete O’Heeron
Pete O’Heeron
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pete O’Heeron and Jason D. Davis, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pete O’Heeron	Chairperson and Chief Executive Officer	February 24, 2026
Pete O’Heeron	(Principal Executive Officer)

/s/ Jason D. Davis	Chief Financial Officer	February 24, 2026
Jason D. Davis	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard Cilento	Director	February 24, 2026
Richard Cilento

/s/ Stacy Coen	Director	February 24, 2026
Stacy Coen

/s/ Robert E. Hoffman	Director	February 24, 2026
Robert E. Hoffman

/s/ Matthew Link	Director	February 24, 2026
Matthew Link

/s/ Victoria Niklas	Director	February 24, 2026
Victoria Niklas, M.D.

FIBROBIOLOGICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FibroBiologics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FibroBiologics, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operating activities since inception and expects to continue incurring operating losses and negative cash flows in the future. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC.

We have served as the Company’s auditor since 2022.

East Brunswick, New Jersey

February 24, 2026

PCAOB ID Number 100

FibroBiologics, Inc.

Consolidated Balance Sheets

(in thousands, except shares and per share data)

	December 31,	December 31,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$4,894	$13,985
Prepaid expenses	1,455	225
Other current assets	—	18
Total current assets	6,349	14,228
Property and equipment, net	842	824
Operating lease right-of-use asset, net	2,380	1,393
Other assets	48	—
Total assets	$9,619	$16,445

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$945	$2,697
Operating lease liability, short-term	706	401
SEPA put option liability	108	460
Short-term convertible debt	—	9,168
Total current liabilities	1,759	12,726
Operating lease liability, long-term	1,704	984
Total liabilities	3,463	13,710

Stockholders’ equity
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized as of December 31, 2025 and 2024	—	—
Preferred Stock, $0.00001 par value; 2,500 Series C Preferred shares authorized; 2,500 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Voting Common Stock, $0.00001 par value; 300,000,000 shares and 100,000,000 shares authorized as of December 31, 2025 and 2024, respectively; 66,519,722 shares and 35,085,718 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	—
Additional paid-in capital	60,319	38,253
Accumulated deficit	(54,164)	(35,518)
Total stockholders’ equity	6,156	2,735
Total liabilities and stockholders’ equity	$9,619	$16,445

The accompanying notes are an integral part of these Consolidated Financial Statements.

FibroBiologics, Inc.

Consolidated Statements of Operations

(in thousands, except shares and per share data)

	For the Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$7,407	$4,504
General, administrative and other	9,242	9,233
Total operating expenses	16,649	13,737

Loss from operations	(16,649)	(13,737)
Other income/(expense):
Change in fair value of warrant liability	—	5,385
Change in fair value of forward contract liability	—	(417)
Change in fair value of SEPA put option liability	352	(460)
Change in fair value of convertible debt	(1,773)	232
Commitment fee expenses	—	(2,191)
Placement agent and tail fee expenses	—	(1,450)
Other income/(expense)	(619)	32
Gain on termination of warrant and commitment fee liabilities	—	1,214
Interest income	247	251
Interest expense	(204)	(20)
Total other income/(expense)	(1,997)	2,576
Net loss	$(18,646)	$(11,161)
Net loss per share, basic and diluted	$(0.42)	$(0.34)
Weighted-average shares outstanding, basic and diluted	44,660,518	32,875,075

The accompanying notes are an integral part of these Consolidated Financial Statements.

FibroBiologics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

(in thousands, except shares)

	Series A Preferred Stock		Series B Preferred Stock		Series B-1 Preferred Stock		Series C Preferred Stock		Non-voting Common Stock		Voting Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2023	8,750,000	$—	4,171,445	$—	89,781	$—	—	$—	28,230,842	$1	—	$—	$25,609	$(24,357)	$1,253
Issuance of Series C Preferred Stock	—	—	—	—	—	—	2,500	—	—	—	—	—	45	—	45
Conversion of Series B Preferred Stock, Series B-1 Preferred Stock and Non-voting common stock to Voting Common Stock	—	—	(4,171,445)	—	(89,781)	—	—	—	(28,230,842)	(1)	32,492,068	—	1	—	—
Cancellation of Series A Preferred Stock upon Direct Listing	(8,750,000)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of Voting Common Stock	—	—	—	—	—	—	—	—	—	—	1,441,576	—	7,924	—	7,924
Issuance of Voting Common Stock to terminate Share Subscription Agreement	—	—	—	—	—	—	—	—	—	—	1,152,074	—	2,500	—	2,500
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,174	—	2,174
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,161)	(11,161)
Balance – December 31, 2024	—	$—	—	$—	—	$—	2,500	$—	—	$—	35,085,718	$—	$38,253	$(35,518)	$2,735
Issuance of Voting Common Stock for commitment fee payable	—	$—	—	$—	—	$—	—	$—	—	$—	118,991	$—	$250	$—	$250
Conversion of Short-term convertible debt into Voting Common Stock	—	—	—	—	—	—	—	—	—	—	18,070,124	—	12,541	—	12,541
Issuance of Voting Common Stock for Registered Direct Offerings											13,244,889	1	6,589	—	6,590
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,686	—	2,686
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,646)	(18,646)
Balance – December 31, 2025	—	$—	—	$—	—	$—	2,500	$—	—	$—	66,519,722	$1	$60,319	$(54,164)	$6,156

The accompanying notes are an integral part of these Consolidated Financial Statements.

FibroBiologics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(18,646)	$(11,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	(5,385)
Change in fair value of forward contract liability	—	417
Change in fair value of SEPA put option liability	(352)	460
Change in fair value of convertible debt	1,773	(232)
Commitment fee expense	—	1,863
Gain on termination of warrant and commitment fee liabilities	—	(1,214)
Non-cash discount on convertible debt	625	—
Stock-based compensation expense	2,686	2,219
Amortization of operating lease right-of-use asset	588	416
Depreciation expense	244	157
Changes in operating assets and liabilities:
Prepaid expenses	(1,230)	(189)
Accounts payable and accrued expenses	(1,502)	1,253
Other current assets	18	(2)
Other assets	(48)	—
Payable to Parent	—	(141)
Operating lease liability	(550)	(362)
Net cash used in operating activities	(16,394)	(11,901)

Cash flows from investing activities
Purchases of property and equipment	(262)	(184)
Net cash used in investing activities	(262)	(184)

Cash flows from financing activities
Proceeds from short-term convertible debt	4,375	9,400
Proceeds from short-term borrowings	—	574
Repayments of short-term borrowing	—	(574)
Repayments of short-term convertible debt	(3,400)	—
Proceeds from issuance of common stock, net of direct costs	6,590	7,507
Net cash provided by financing activities	7,565	16,907

Net decrease in cash and cash equivalents	(9,091)	4,822
Cash and cash equivalents, beginning of year	13,985	9,163
Cash and cash equivalents, end of year	$4,894	$13,985

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$204	$20

Supplemental disclosure of non-cash investing and financing activities:
Settlement of forward contract liability for sale of shares to GEM pursuant to Draw Down and Closing Notices	$—	$417
Issuance of Voting Common Stock to terminate Share Subscription Agreement	$—	$2,500
Additions to accounts payable and accrued expenses for purchases of property and equipment	$—	$17
Right-of-use asset obtained in exchange for operating lease liability	$1,575	$—
Issuance of Voting Common Stock for commitment fee payable	$250	$—
Conversion of Short-term convertible debt into shares of common stock	$12,541	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

FibroBiologics, Inc.

Notes to the Consolidated Financial Statements

December 31, 2025

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

Going Concern and Management’s Plan

The Company has incurred operating losses since Inception and expects such losses to continue in the future as it builds infrastructure, develops intellectual property, and conducts research and development activities. The Company has primarily relied on a combination of angel investors, private debt placements, convertible debt issuances, and sales of equity to funds its operations. As of December 31, 2025, the Company had an accumulated deficit of $54.2 million and cash and cash equivalents of $4.9 million. A transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure. The Company currently does not generate revenues and may never achieve profitability. Unless and until such time that revenue and net income are generated, the Company will need to continue to raise additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements. While management has implemented plans to obtain additional funding, these plans are not sufficient to alleviate the substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the balance sheets as total assets. The CODM evaluates performance and allocates resources based on net income (loss) that also is reported on the statements of operations as net loss, and cash used in operations. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s statement of operations, and expenses are not regularly provided to or reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources. Other segment items included in net loss primarily include changes in the fair value of the Company’s financial instruments and other income and expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting.

Principles of Consolidation

The accompanying consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiary, FibroBiologics Australia Pty Ltd., have been prepared in accordance with GAAP. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates and assumptions. The most significant estimates include the SEPA put option liability, fair value of the short-term convertible note payable, and stock-based compensation.

Fair Value Option of Accounting

The Company has elected the option under ASC 825-10, Financial Instruments (“ASC 825”), to measure its Short-term convertible notes payable issued pursuant to a Standby Equity Purchase Agreement (see Note 8) at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. When the fair value option is elected for an instrument, unrealized gains and losses for such instrument are reported in the Statements of Operations at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. These amounts are included in Other income/(expense) in the Statements of Operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash balances and short-term, liquid investments with an original maturity date of three months or less at the time of purchase. The Company had $4.9 million and $14.0 million of cash equivalents as of December 31, 2025 and 2024, respectively.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company will recognize an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measure any impairment loss based on the difference between the carrying amount and estimated fair value. There were no such losses for the years ended December 31, 2025 and 2024.

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

Derivatives

Derivative financial instruments are recorded at fair value on the Balance Sheets. Liability classified derivatives are remeasured at their fair value at each reporting date, with decreases or increases in the fair value recognized as other gain or loss, respectively, within the Statement of Operations. Equity classified derivatives are not remeasured at each reporting date. If a liability classified derivative becomes eligible for reclassification to an equity classified derivative, any gains or losses recognized up to the point of reclassification are not reversed. If an equity classified instrument is subsequently required to be reclassified as a liability, an amount reflective of that instruments fair value would be reclassified to a liability at that time.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, scientist recruiting costs, employee benefits, facilities costs, laboratory supplies, manufacturing expenses, preclinical expenses, research materials, and consulting and other contracted services. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development.

Marketing and Advertising Costs

Marketing and advertising costs to promote the company and its product candidates are expensed as incurred. Marketing and advertising costs were $0.7 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

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

In addition, the Company will utilize other exemptions and reduced reporting requirements provided to EGCs by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, an EGC is not required to, among other things, (i) provide an auditor’s attestation report on the company’s system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-EGC public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: a tabular rate reconciliation comprised of eight specific categories. Income taxes paid, disaggregated between significant federal, state, and foreign jurisdictions. Eliminating requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made. Adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations disaggregated between domestic and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis. The Company adopted ASU 2023-09 on January 1, 2025 and there was no material impact to the Company's consolidated financial statements as a result of adopting ASU 2023-09.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses (“ASU 2024-03”), which is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the consolidated financial statements. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

3. Net Loss per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	For the Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024
Numerator:
Net loss	$(18,646)	$(11,161)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	44,660,518	32,875,075
Net loss per common share attributable to common stockholders, basic and diluted	$(0.42)	$(0.34)

As further described in Note 8, during the year ended December 31, 2025, the Company issued 118,991 shares of Common Stock to satisfy the $250,000 commitment fee payable, and $11,600,000 of short-term convertible notes were converted into 18,070,124 shares of Common Stock. As further described in Note 6, the Company issued 13,244,889 shares of common stock in three registered direct offerings in November 2025 and December 2025. For the years ended December 31, 2025 and 2024, the Company reported net losses and, accordingly, other than 8,570,203 pre-funded warrants which were issued during the year ended December 31, 2025, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, the Company’s basic and diluted net loss per share is the same in all periods presented.

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

4. Property and Equipment

Property and equipment, net consist of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Laboratory equipment	$1,198	$981
Computer equipment, software, and other	92	47
Total property and equipment at cost	1,290	1,028
Less: Accumulated depreciation	(448)	(204)
Property and equipment, net	$842	$824

The useful life of Laboratory equipment is five years, and the useful life of Computer equipment, software, and other is three years, for deprecation. Depreciation expense was $0.2 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

5. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	Fair Value Measurement as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,860	$—	$—	$2,860
Total assets fair value	$2,860	$—	$—	$2,860

Liabilities:
SEPA put option liability	$—	$—	$108	$108
Total liabilities fair value	$—	$—	$108	$108

	Fair Value Measurement as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$13,501	$—	$—	$13,501
Total assets fair value	$13,501	$—	$—	$13,501

Liabilities:
SEPA put option liability	$—	$—	$460	$460
Short-term convertible debt	—	—	9,168	9,168
Total liabilities fair value	$—	$—	$9,628	$9,628

The following table summarizes the activity related to Level 3 financial liabilities for the year ended December 31, 2025:

(in thousands)	Short-term Convertible Debt	SEPA Put Option Liability
Fair value at December 31, 2024	$9,168	$460
Addition of short-term convertible debt	5,000	—
Repayment of short-term convertible debt	(3,604)	—
Conversions of convertible debt into shares of stock	(12,337)	—
Change in fair value of SEPA put option liability	—	(352)
Change in fair value of convertible debt	1,773	—
Fair value at December 31, 2025	$—	$108

The following table summarizes the activity related to Level 3 financial liabilities for the year ended December 31, 2024:

(in thousands)	Liability Instrument	Forward Contract Liability	Warrant Liability	Short-term Convertible Debt	SEPA Put Option Liability
Fair value at December 31, 2023	$7,236	$—	$—	$—	$—
Bifurcation of the liability instrument upon Direct Listing	(7,236)	—	7,236	—	—
Increase in Warrant liability at issuance January 31, 2024	—	—	23,578	—	—
Change in fair value of Warrant liability	—	—	(28,963)	—	—
Termination of Warrant liability on December 19, 2024	—	—	(1,851)	—	—
Fair value of SEPA put option liability at issuance on December 20, 2024	—	—	—	—	460
Fair value of convertible debt at issuance in December 2024	—	—	—	9,288	—
Change in fair value of convertible debt	—	—	—	(120)	—
Fair value at December 31, 2024	$—	$—	$—	$9,168	$460

As further described in Note 8, the Company issued short-term convertible debt on December 20, 2024 and December 30, 2024 with a total principal balance of $10.0 million and recorded those notes at their initial fair values totaling $9.3 million. On June 16, 2025, the Company issued short-term convertible debt with a principal balance of $5.0 million and recorded those notes at their initial fair value of $4.5 million. In November 2025, the Company repaid the outstanding balance of the convertible notes which was $3.4 million. In connection with this payoff, the Company also paid a premium of $0.2 million which is recorded in interest expense and a $0.7 million loss on the fair value valuation. The total of the fair values of these notes at December 31, 2025 and 2024 was $0 and $9.2 million, respectively. The fair values of these notes were determined using a Monte Carlo simulation valuation model. Assumptions used in the valuation models at issuance on December 20, 2024 and December 30, 2024 included the closing bid price of $2.25 and $2.24, respectively, a term of one year, an annual risk-free rate of 4.2% and 4.1%, respectively, and a volatility of 60%. Assumptions used in the valuation models at issuance on June 16, 2025 included the closing bid price of $0.80, a term of one year, an annual risk-free rate of 4.3%, and a volatility of 60%.

As further described in Note 8, the Company entered into the SEPA on December 20, 2024 and recorded a put option liability for the Company’s right, subject to the satisfaction of the conditions to the investor's purchase obligations set forth therein, to require the investor to purchase up to an additional $10.0 million of shares of Common Stock by delivering written notice to the investor. As of December 20, 2024 and December 31, 2024, the fair value of the SEPA put option liability was $0.5 million and $0.5 million, respectively. The fair value of this SEPA put option liability was determined using a Monte Carlo simulation valuation model. For the valuations on December 20, 2024 and December 31, 2024, inputs used in the model included a stock price of $2.25 per share, a 96% purchase price, Company advance notice date of January 1, 2026, expected settlement date of January 4, 2026, expected advance amount of $5,000 thousand, a simulation term of 1.04 years, volatility of 120%, and a 4.23% risk-free rate. As of June 16, 2025, the fair value of the SEPA put option liability was $0.5 million. The fair value of this SEPA put option liability was determined using a Monte Carlo simulation valuation model. For the valuation on December 31, 2025, inputs used in the model included a stock price of $0.22 per share, a 96% purchase price, Company advance notice date of February 14, 2026, expected settlement date of February 17, 2026, expected advance amount of $1.2 million, a simulation term of 0.13 years, volatility of 107%, and a 3.69% risk-free rate.

The carrying amounts of cash, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

There were no transfers in or out of Level 1, Level 2 or Level 3 assets and liabilities for the years ended December 31, 2025 and 2024.

6. Stockholders’ Equity/(Deficit)

Authorized Capital

As of December 31, 2025, the Company authorized 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, of which 2,500 were shares of Series C preferred stock. As of December 31, 2024, the Company had authorized 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, of which 2,500 were shares of Series C preferred stock.

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

November 18, 2025 Registered Direct Offering

On November 18, 2025, the Company entered into a securities purchase agreement with a single investor, pursuant to which (i) the Company agreed to issue and sell to the investor, in a registered direct offering, 3,540,000 shares of the Company’s common stock, $0.00001 par value per share and pre-funded warrants to purchase up to an aggregate of 8,570,203 shares of Common Stock. The price of each share of common stock in the registered direct offering was $0.3303 per share and the price of each pre-funded warrant was $0.33029.

Additionally, pursuant to the purchase agreement, the Company issued and sold to the investor, in a concurrent private placement, warrants to purchase one share of its common stock for each share of common stock or pre-funded warrant purchased in the registered direct offering, for an aggregate of 12,110,203 shares of Common Stock. The warrants are subject to stockholder approval. The exercise price of the warrants is $0.3303 per share.

The purchase price for the shares of common stock or pre-funded warrants were not in cash but with sovereign-issued 983 gold coins, with .9999 purity, valued at $4,069.18 per oz. based on the spot price of gold at the time of signing of the securities purchase agreement, delivered to the Company’s depository. The Company liquidated the gold into cash on November 20, 2025.

The gross proceeds to the Company from the registered direct offering were approximately $4.0 million, before deducting offering expenses payable by the Company.

On January 14, 2026, the investor exercised 1,075,000 pre-funded warrants for $17.50.

November 25, 2025 Registered Direct Offering

On November 24, 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which (i) the Company agreed to issue and sell to the institutional investors, in a registered direct offering, 4,477,614 shares of the Company’s common stock, $0.00001 par value per share. The price of each share of the Company's common stock in the Registered Direct Offering was $0.335.

Additionally, pursuant to the securities purchase agreement, the Company issued and sold to the institutional investors,

in a concurrent private placement, warrants to purchase one share of its Common Stock for each share of Common Stock purchased in the registered direct offering for an aggregate of 4,477,614 shares of Common Stock. The exercisability of the warrants is subject to stockholder approval as described below. The exercise price of the warrants is $0.335 per share.

Additionally, the Company issued to the placement agent (or its designees) warrants to purchase 7.0% of the number of shares of Common Stock sold in this the registered direct offering, warrants to purchase up to 313,433 shares of Common Stock, at an exercise price of $0.4188 per share. The exercisability of the warrants is subject to stockholder approval.

The gross proceeds to the Company from the offerings were approximately $1.5 million, before deducting placement agent fees and offering expenses payable by the Company.

December 14, 2025 Registered Direct Offering

On November 24, 2025, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which (i) the Company agreed to issue and sell to the institutional investors, in a registered direct offering, 5,227,275 shares of the Company’s common stock, $0.00001 par value per share. The price of each share of the Company's common stock in the Registered Direct Offering was $0.33.

Additionally, pursuant to the securities purchase agreement, the Company issued and sold to the institutional investors, in a concurrent private placement, warrants to purchase one share of its Common Stock for each share of Common Stock purchased in the registered direct offering for an aggregate of 5,227,275 shares of Common Stock. The exercisability of the warrants is subject to stockholder approval. The exercise price of the warrants is $0.33 per share.

Additionally, the Company issued to the placement agent (or its designees) warrants to purchase 7.0% of the number of shares of Common Stock sold in this registered direct offering, warrants to purchase up to 365,909 shares of Common Stock, at an exercise price of $0.4125 per share. The exercisability of the warrants is subject to stockholder approval.

The gross proceeds to the Company from the offerings were approximately $1.7 million, before deducting placement agent fees and offering expenses payable by the Company.

7. Share Subscription Agreement

On November 12, 2021, the Company entered into a Share Purchase Agreement with certain investors for the sale of up to $100 million of common stock (the “Aggregate Limit”). This agreement is contingent upon the Company achieving a public listing of its common stock. Major terms of the agreement include a commitment fee of 2% of the Aggregate Limit, which is due no later than one year after public listing even if no drawdowns are taken, and five-year warrants issued to the investors at the time of public listing to purchase common stock shares equal to 4% of the total equity interests of the Company at the lesser of a) the price per share at the time of the public listing or b) the quotient of $700 million divided by the total number of equity interests (fully diluted common shares). The Company may request a drawdown, or sale of common stock shares to the investors, over the five-year term of this agreement following the public listing unless terminated earlier. The amount of the drawdowns requested is limited by the trading volumes of the Company’s common stock shares over the 30-day period preceding the drawdown, and the price per share is equal to 90% of the average price per share over that same period. A 1% fee must be paid to the investors if the Company is sold in a private sale transaction rather than completing a public listing of its shares.

After completion of its public listing on January 31, 2024, and during the three months ended March 31, 2024, the Company sold a total of 227,057 shares of common stock for $2.8 million of net proceeds through the Share Purchase Agreement.

Upon completion of its public listing the Company recorded a payable of $2.0 million for the commitment fee obligation due under the Share Purchase Agreement within one year, and expensed the $1.9 million remaining amount of the commitment fee at March 31, 2024.

On June 27, 2024, the Company issued 3,000,000 shares of Common Stock to facilitate a Draw Down Notice under the Share Purchase Agreement. The Company recorded upon issuance a $1.4 million fair value of the forward contract liability for its requirement to sell up to 3,000,000 shares to the investor at 90% of the average closing price per share during the Draw Down Period based upon the number of shares, the closing price per share of $4.66 on June 27, 2024, and the 10% discount to be provided to the investor purchasing the shares from the Company. The fair value of the forward contract liability was remeasured to $0.6 million at July 11, 2024, upon receipt of the Closing Notice from GEM, based upon the 840,000 shares accepted, the $4.85 closing price per share, and a net purchase price per share of $4.09 after the 10% discount provided to the investor, and the forward contract liability was eliminated. GEM returned 560,000 shares to the Company, which canceled those shares, and the remaining 1,600,000 shares were retained by GEM to facilitate a subsequent Draw Down Notice.

On July 12, 2024, the Company issued a Draw Down Notice for 1,600,000 shares. The Company recorded upon issuance a $0.8 million fair value of the forward contract liability for its requirement to sell up to 1,600,000 shares to the investor at 90% of the average closing price per share during the Draw Down Period based upon the number of shares, the closing price per share of $4.74 on July 12, 2024, and the 10% discount to be provided to the investor purchasing the shares from the Company. The fair value of the forward contract liability was remeasured to a $0.3 million asset at August 26, 2024, upon receipt of the Closing Notice from GEM, based upon the 100,000 shares accepted, the $1.65 closing price per share, and a net price per share of $4.51 after the 10% discount provided to the investor, and the forward contract liability was eliminated. GEM returned 500,000 shares to the Company, which canceled those shares, and the remaining 1,000,000 shares were retained by GEM to facilitate a subsequent Draw Down Notice.

On September 12, 2024, the Company issued a Draw Down Notice for 1,000,000 shares. The Company recorded upon issuance a $0.3 million fair value of the forward contract liability for its requirement to sell up to 1,000,000 shares to the investor at 90% of the average closing price per share during the Draw Down Period based upon the number of shares, a price per share of $3.25, based on the floor price of $3.25 per share because the closing price was lower than the floor price on September 12, 2024, and the 10% discount to be provided to the investor purchasing the shares from the Company. Upon receipt of an initial Closing Notice from GEM on September 26, 2024, the fair value of the portion of the forward contract liability covered by the Closing Notice was remeasured to $0.1 million based upon the 258,836 shares accepted, the $3.14 price per share, and a net price per share of $2.93 after the 10% discount provided to the investor, and that portion of the forward contract liability was eliminated. The September 12, 2024, Draw Down Notice remained open for 741,164 shares. The fair value of the of the remaining portion of the forward contract liability was remeasured at September 30, 2024, based on the remaining 741,164 shares, a price per share of $3.25, based on the floor price of $3.25 per share because the closing price was lower than the floor price on September 30, 2024, and the 10% discount to be provided to the investor purchasing the shares from the Company.

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

On December 19, 2024, the Company entered into a side letter agreement to terminate this share subscription agreement, including termination of the remaining commitment fee liability and the warrant liability. The Company issued 1,152,074 shares of Common Stock, which included the remaining 25,481 shares held by GEM pursuant to the September 12, 2024 Draw Down Notice, at a fixed purchase price of $2.17 per share, for total consideration of $2.5 million for this termination and recorded a gain of $1.2 million, which is the amount by which the combined fair values of the commitment fee liability and warranty liability exceeded the fair value of the shares issued.

8. Standby Equity Purchase Agreement

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

Below is a summary of conversions during the year ended December 31, 2025.

Date	Tranche	Principal Amount	Shares Issued	Price Per Share
January 23, 2025	Second Note	$900,000	552,113	$1.6301
January 27, 2025	Second Note	$500,000	317,238	$1.5761
January 29, 2025	Second Note	$500,000	334,336	$1.4955
February 7, 2025	Second Note	$1,100,000	732,941	$1.5008
February 21, 2025	Second Note	$250,000	232,169	$1.0768
March 4, 2025	Second Note	$350,000	361,794	$0.9674
April 11, 2025	Second Note	$200,000	263,643	$0.7586
April 15, 2025	Second Note	$200,000	263,643	$0.7586
May 15, 2025	Second Note	$300,000	388,450	$0.7723
June 2, 2025	Second Note	$100,000	147,579	$0.6776
June 3, 2025	Second Note	$300,000	442,739	$0.6776
June 20, 2025	Second Note	$100,000	144,216	$0.6934
June 24, 2025	Second Note	$200,000	295,377	$0.6771
June 26, 2026	Third Note	$300,000	443,066	$0.6771
June 27, 2025	Third Note	$500,000	738,443	$0.6771
July 15, 2025	Third Note	$300,000	533,428	$0.5624
July 28, 2025	Third Note	$300,000	493,258	$0.6082
August 1, 2025	Third Note	$600,000	1,035,911	$0.5792
August 18, 2025	Third Note	$300,000	571,537	$0.5249
August 25, 2025	Third Note	$300,000	544,959	$0.5505
September 9, 2025	Third Note	$300,000	566,572	$0.5295
September 16, 2025	Third Note	$300,000	597,133	$0.5024
September 25, 2025	Third Note	$400,000	815,660	$0.4904
September 30, 2025	Third Note	$1,100,000	2,243,065	$0.4904
October 14, 2025	Third Note	$200,000	482,741	$0.4430
October 1, 2025	Third Note	$100,000	246,305	$0.4060
October 16, 2025	First Note	$200,000	492,610	$0.4060
October 20, 2025	First Note	$200,000	492,610	$0.4060
October 21, 2025	First Note	$300,000	738,916	$0.4060
October 27, 2025	First Note	$300,000	738,916	$0.4060
November 5, 2025	First Note	$300,000	855,675	$0.3506
November 17, 2026	First Note	$300,000	963,081	$0.3115

The Company recognized a net loss of $0.9 million during the year ended December 31, 2025 on these conversions into shares of Common Stock.

In November 2025, the Company repaid the outstanding balance of the convertible notes which was $3.4 million. In connection with this payoff, the Company also paid a premium of $0.2 million which is recorded in interest expense and a $0.7 million loss on the fair value valuation.

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

The SEPA was accounted for as a liability under ASC 815 because it includes an embedded put option and an embedded forward option. The put option was recognized at inception and the forward option will be recognized upon the issuance of a notice for the sale of the Company’s Common Stock. The fair value of the derivative liability related to the embedded put option was estimated at $0.5 million at inception of the agreement on December 20, 2024, and at December 31, 2024, and at $0.1 million at December 31, 2025. The SEPA put option liability is recognized as a current liability on the consolidated balance sheets as of December 31, 2025 and 2024, respectively. The change in estimated issuance date fair value is presented as a single line item within other income (expense) in the accompanying consolidated statements of operations under the caption, Change in fair value of SEPA put option liability. The embedded forward option was deemed to have no value at December 31, 2025 and 2024 because there were no notices for the sale of the Company’s Common Stock as of December 31, 2025 and 2024.

9. Income Taxes

For the 2025 year, ASU 2023-09 presentation of the reconciliation of income tax expense is as follows:

	As of December 31, 2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$(4,086)	-21.0%
State and local income taxes, net of federal income tax effect	—	0.0%
Changes in valuation allowance	3,896	20.0%
Nontaxable or nondeductible items
Share based compensation	295	1.5%
Change in fair value of nontaxable instruments	298	1.5%
Other	147	1.0%
Other adjustments
Prior year deferred adjustments	(667)	0.0%
Other	118	0.0%
Effective tax rate	$—	0.0%

	As of December 31,
	2024
Federal statutory rate	$(2,247)	-21%
State income taxes, net of federal benefit	(322)	-3.0%
Change in fair value of nontaxable instruments	(1,347)	-12.6%
Return to provision adjustment	296	2.8%
Non-deductible transaction costs	877	8.2%
Non-deductible stock compensation	291	2.7%
Permanent differences	129	1.2%
Change in valuation allowance.	2,323	21.7%
Total	$—	0.0%

The following table details the components of our deferred tax assets and liabilities:

	As of December 31,
(in thousands of dollars)	Percent	2024
Deferred tax assets:
Net operating loss carryforwards	$7,483	$3,613
Capitalized research and development	1,108	1,273
Lease liability	506	291
Accrued liabilities	174	221
Stock compensation	473	279
Gross Deferred tax assets	9,744	5,677
Valuation allowance	(9,232)	(5,258)
Deferred tax assets, net of valuation allowance	512	419

Deferred tax liabilities:
Lease right-of-use asset	(500)	(292)
Fixed assets	(12)	(127)
Gross Deferred tax liabilities	(512)	(419)

Net deferred tax assets	$—	$—

As a result of generating net operating losses during the years ended December 31, 2025 and 2024, the Company had no income tax expense for years ended December 31, 2025 and 2024. As of December 31, 2025, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $33.7 million and state NOL carryforwards of $4.5 million. The federal NOL carries forward indefinitely and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest. Section 382 of the Internal Revenue Code (“IRC”) imposes limits on the ability to use NOL carryforwards that existed prior to a change in control to offset future taxable income. Such limitations would reduce, potentially significantly, the gross deferred tax assets disclosed in the table above related to the NOL carryforwards. The Company continues to disclose the NOL carryforwards at their original amount in the table above as no potential limitation has been quantified. The Company has also established a full valuation allowance for all deferred tax assets,including the NOL carryforwards, since the Company could not conclude that it was more likely than not able to generate future taxable income to realize these assets.

Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2025 and 2024. The Company will continue to assess the realizability of its deferred tax assets going forward and will adjust the valuation allowance as needed.

As of December 31, 2025 and 2024, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception, and no taxes are due.

The One Big Beautiful Bill Act (“OBBBA”), which was signed into law on July 4, 2025, extends and modifies certain key provisions of the U.S. Tax Cuts and Jobs Act of 2017. The OBBBA change most relevant to the Company is full expensing of domestic research and experimental expenditures and bonus depreciation of qualified property. Although OBBBA allows taxpayers to immediately expense qualified personal depreciable property, the Company has not elected to deduct 100% bonus depreciation for qualified property. The Company will continue to evaluate the impacts of OBBBA when future guidance is issued.

10. Leases, Commitments and Contingencies

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

Rent expense for the years ended December 31, 2025 and 2024 was $0.8 million and $0.6 million, respectively. As of December 31, 2025, noncancelable lease payments under operating leases were $2.7 million.

Maturities of operating lease liability as of December 31, 2025 were as follows:

(in thousands of dollars)
2026	$845
2027	849
2028	347
2029	355
2030	332
Thereafter	—
Total lease payments	2,728
Less: Imputed interest	(318)
Total lease liability	2,410
Less: Current lease liability	(706)
Total non-current lease liability	$1,704

11. Related Party Transactions

During the years ended December 31, 2025 and 2024, the Company paid an aggregate of $66,950 and $0, respectively, to a member of its Board of Directors pursuant to a consulting agreement effective May 15, 2025. Under the terms of the agreement, the director provided strategic advisory services to the Company, including support for finance and capital raising activities. The statement of work under this agreement pursuant to which these services were provided has expired.

12. Share-Based Compensation

The Company adopted on August 10, 2022, and the stockholders approved on August 18, 2022, the 2022 Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards.

As of December 31, 2025 and 2024, respectively, there were 6,783,761 and 7,934,836 shares available for future issuance under the Plan.

Stock-based compensation expense is recognized in the Statements of Operations as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2025	2024
Research and development	$418	$328
General and administrative	2,268	1,891
Total stock-based compensation expense	$2,686	$2,219

In addition to the $2.2 million stock-based compensation expense for stock options for the year ended December 31, 2024, a $45,000 stock-based compensation expense was recognized for the grant of 2,500 shares of Series C Preferred Stock to the CEO.

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of December 31, 2025, are as follows:

Stock Options
Unrecognized stock-based compensation expense (in thousands)	$4,852
Expected weighted-average period compensation costs to be recognized (years)	2.2

A summary of the Company’s stock option activity is as follows:

	Stock Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	4,565,164	$2.82	8.2	$7
Granted	1,391,000	$1.00	7.0	$—
Exercised	—	$—	—	$—
Forfeited/canceled	(239,925)	$2.83	—	$—
Outstanding as of December 31, 2025	5,716,239	$2.39	8.0	$—
Exercisable as of December 31, 2025	2,756,930	$2.68	7.3	$—

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Assumptions:	Year Ended December 31, 2025	Year Ended December 31, 2024
Risk-free interest rate	4.13% - 4.25%	4.4%
Expected volatility	108% - 111%	101%
Expected term (years)	7.0	7.0
Expected dividend	0%	0%

The weighted-average grant date fair value of the options granted during the years ended December 31, 2025 and 2024 was $0.87 per share and $3.82 per share, respectively.

13. Warrants

As of December 31, 2025, the Company accounts for all issued and outstanding warrants to purchase common stock as equity-classified instruments based on the guidance in ASC 480 and ASC 815.

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)
Outstanding as of December 31, 2024	10,321	$20.00	1.8
Granted	22,494,434	$0.33	5.0
Exercised	—	$—	—
Forfeited/canceled	—	$—	—
Outstanding as of December 31, 2025	22,504,755	$—	4.9
Exercisable as of December 31, 2025	22,504,755	$0.34	0.0

In addition to the common warrants listed above, the Company had pre-funded warrants to purchase up to an aggregate of 8,570,203 shares of Common Stock outstanding at December 31, 2025.

14. Subsequent Events

Related Party Transaction

On January 14, 2026, the Company issued a $400,000 note receivable to Golden Knight Incorporated, LP (the "Note"). The Note is due on January 14, 2027 and has an interest rate of 3.63%.

On January 14, 2026, an investor exercised 1,075,000 pre-funded warrants for $17.50, and the Company issued 1,075,000 shares.