Form 10-K/A
period 2025-12-31
FibroBiologics, Inc.
filed 2026-03-13
CIK 1958777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At February 24, 2026, 67,594,722 shares of FibroBiologics, Inc.’s Common Stock, $0.00001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On February 24, 2026, FibroBiologics, Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 Annual Report. The 2025 Annual Report omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director

ii

Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the fiscal year.

This Amendment No. 1 to Form 10-K, or this Amendment, is being filed solely to:

•
amend Part III, Items 10, 11, 12, 13 and 14 of the 2025 Annual Report to include the information required by such items;
•
delete the reference on the cover of the 2025 Annual Report to the incorporation by reference of portions of our proxy statement into Part III of the 2025 Annual Report; and
•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934.

Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the 2025 Annual Report. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the 2025 Annual Report. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the 2025 Annual Report was filed. Accordingly, this Amendment should be read in conjunction with the 2025 Annual Report and our other filings with the SEC.

iii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The 2025 Annual Report, this Amendment, and the documents incorporated by reference therein and herein, if any, contain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in the 2025 Annual Report and this Amendment, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, planned research programs, preclinical studies and clinical trials, and market opportunities are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in the 2025 Annual Report and this Amendment include, but are not limited to, statements about:

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

i

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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of the 2025 Annual Report and this Amendment, as applicable, and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in the 2025 Annual Report and this Amendment. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should read the 2025 Annual Report, this Amendment, the documents that we reference in the 2025 Annual Report and this Amendment, and the other documents that we file with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in the 2025 Annual Report and this Amendment, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of the 2025 Annual Report and this Amendment, as applicable, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information Regarding Directors

Our board of directors, or Board, is divided into three classes, each of which consists of two directors, with members of each class holding office for staggered three-year terms. There are currently two Class I directors, whose terms expire at the 2027 annual meeting of stockholders; two Class II directors, whose terms expire at the 2028 annual meeting of stockholders; and two Class III directors, whose terms expire at the 2026 annual meeting of stockholders.

Biographical and other information for our directors, as of March 13, 2026, is set forth below.

Name	Class	Age	Position
Pete O’Heeron, MSHA	III	62	Founder, CEO and Chairperson
Richard Cilento, Jr., MBA	I	64	Independent Director
Stacy Coen	III	55	Independent Director
Robert E. Hoffman	I	60	Director
Victoria Niklas, M.D.	II	67	Independent Director
Matthew Link	II	51	Independent Director

Pete O’Heeron, MSHA. Pete O’Heeron is our founder and has served as our Chief Executive Officer and as Chairman of the Board since our inception in April 2021. Mr. O’Heeron is a seasoned leader in his field, with over 25 years of experience in medical technology and biotech development. He is also the founder of FibroGenesis, a regenerative medicine company and our former parent company, and has served as its Chief Executive Officer since January 2006. Since September 2012, Mr. O’Heeron has also served as Chairman of the Board, Secretary and Treasurer of Liberty Star Uranium & Metals Corp., a company engaged in the acquisition and exploration of mineral properties. Prior to FibroGenesis, in 2006 Mr. O’Heeron founded an operational investment group, Advanced Medical Technologies, LLC, that identified early-stage opportunities in the medical field with strong intellectual property potential, and in 1998 he founded NeoSurg Technologies, which developed the T2000 Minimally Invasive Access System and was sold to Cooper Surgical in 2006. Mr. O’Heeron also previously served in a variety of executive-level positions at Christus Health Care Corporation from 1988 until 1995 and has provided strategic advisory services to healthcare companies in the areas of biologics, advanced surgical instrumentation, and telemedicine. Mr. O’Heeron is a preeminent biopharma inventor, with over 300 patents issued and pending in the areas of biologics, cell therapy and medical devices. Mr. O’Heeron received his Bachelor’s Degree in Healthcare Administration from Texas State University, his Masters in Healthcare Administration from the University of Houston Clear Lake, and his Executive Management Certification in Mergers and Acquisition from the University of Chicago. We believe Mr. O’Heeron is qualified to serve as a member of the Board based on our review of his experience, qualifications, attributes, and skills, including co-founding our company and his executive leadership experience in the biotechnology industry.

Richard Cilento, Jr., MBA. Richard Cilento has served on the Board since April 2021. Mr. Cilento is the founder, Chairperson of the board of directors and Chief Executive Officer of GlycosBio Inc., a life sciences research and development company. Mr. Cilento was the founder, President and Chief Executive Officer of FuelQuest, Inc., a provider of information technology, supply chain management and tax automation technologies, which was acquired by Saracen Energy Advisors LP in May 2007. Mr. Cilento has held senior-management positions with several technology firms, including Xerox Corporation, where he served as Vice President of Strategic Services of Xerox Connect. Prior to that, he was the Vice President of Corporate Services for XLConnect Solutions, where he served as the lead technologist for advanced systems and supported the organization through its initial public offering and its eventual merger with Xerox. An aeronautical and astronomical engineer, Mr. Cilento began his career at the U.S. National Aeronautics and Space Administration (NASA), where he and his team built space shuttle flight plans for the U.S. Department of Defense Star Wars program and a diverse set of government-funded technology and life science experimentation. Mr. Cilento was a lead engineer who designed and planned the space station assembly sequences for the construction of the International Space Station. Mr. Cilento holds a BS degree in Aeronautical and Astronomical Engineering from the University of Illinois and an MBA at the University of Houston, Clear Lake. We

believe Mr. Cilento’s business experience across a broad set of technical industries and executive-level knowledge of capital markets, including venture capital, private equity, and public markets, qualifies him to serve on the Board.

Stacy Coen, MBA. Stacy Coen has served as a member of the Board since July 2021. Ms. Coen has over 25 years of business and corporate development experience from leading oncology and rare disease companies. She most recently served as Chief Business Officer for ImmunoGen, Inc., a company that was developing the next generation of antibody-drug conjugates to improve outcomes for cancer patients, which was acquired by AbbVie, Inc. Prior to ImmunoGen, Ms. Coen worked at Editas Medicine, Inc., a biotechnology company developing therapies for rare diseases, where she served as Vice President, Business Development and was responsible for business development, strategy, transactions and alliance management. Prior to joining Editas, Ms. Coen served in multiple roles of increasing responsibility at Genzyme Corporation (now Sanofi), including as Vice President, Head of Rare Disease Business Development and Licensing, and as Vice President, Global Head of Strategy and Business Development, Multiple Sclerosis, among others. Ms. Coen currently serves on the Huntington’s Disease Society of America’s Center Programs & Education Advisory Committee. Ms. Coen received a BS in Finance and Economics from the University of Massachusetts and an MBA from the Darden Graduate School of Business at the University of Virginia. We believe Ms. Coen’s extensive executive-level experience in the biotechnology industry qualifies her to serve on the Board.

Robert E. Hoffman. Robert Hoffman has served on the Board since April 2021 and served as our Interim Chief Financial Officer between October 2024 and May 2025. Since May 2025, Mr. Hoffman has served as Chief Financial Officer of CytoDyn Inc., a clinical stage biotechnology company. Mr. Hoffman previously served as President, CEO and Chairperson of the board of directors of Kintara Therapeutics, Inc. (Nasdaq: KTRA), a clinical stage, biopharmaceutical company focused on the development and commercialization of new cancer therapies, from November 2021 to October 2024, when it merged with TuHURA Biosciences, Inc. (Nasdaq: HURA), or TuHURA. Prior to that, Mr. Hoffman served as Senior Vice President and Chief Financial Officer of Heron Therapeutics, Inc., (Nasdaq: HRTX), a commercial-stage biotechnology company, from April 2017 to October 2020, and as Chief Financial Officer of AnaptysBio, Inc. (Nasdaq: ANAB), a specialty pharmaceutical company, from July 2015 to September 2016. From June 2012 to July 2015, Mr. Hoffman served as the Senior Vice President, Finance and Chief Financial Officer of Arena Pharmaceuticals, Inc., or Arena, a biopharmaceutical company, prior to its acquisition by Pfizer Inc. in March 2022. From August 2011 to June 2012 and previously from December 2005 to March 2011, Mr. Hoffman served as Arena’s Vice President, Finance and Chief Financial Officer and in a number of various roles of increasing responsibility from 1997 to December 2005. He is a member of the board of directors of TuHURA, a Phase 3 registration-stage immuno-oncology company, and Esperion Therapeutics, Inc. (Nasdaq: ESPR), a commercial stage biopharmaceutical company. Mr. Hoffman formerly served as a member of the board of directors of ASLAN Pharmaceuticals Limited (Nasdaq: ASLN), a dermatology-focused biotechnology company, from October 2018 to October 2024, Kintara Therapeutics, Inc., from April 2018 to October 2024, Saniona AB, a biopharmaceutical company, from September 2021 to May 2022, and Kura Oncology, Inc. (Nasdaq: KURA), a cancer research company, from March 2015 to August 2021. He also previously served as a member of the board of directors of CombiMatrix Corporation, a molecular diagnostics company, MabVax Therapeutics Holdings, Inc., a biopharmaceutical company, and Aravive, Inc. (Nasdaq: ARAV), a clinical stage biotechnology company. Mr. Hoffman serves as a member of the steering committee of the Association of Bioscience Financial Officers. Mr. Hoffman formerly served as a director and President of the San Diego Chapter of Financial Executives International and was an advisor to the Financial Accounting Standard Board, or FASB, from 2010 to 2020, advising the U.S. accounting rulemaking organization on emerging issues and new financial guidance. Mr. Hoffman holds a B.B.A. from St. Bonaventure University. We believe Mr. Hoffman’s financial and executive business experience qualifies him to serve on the Board..

Matthew Link. Matthew Link has served on the Board since April 2021. Mr. Link has more than 20 years of experience in the healthcare and medical technology industries and currently serves as Managing Director of HealthpointCapital, a private equity firm in the musculoskeletal healthcare space. Mr. Link previously served as Chief Commercial Officer for Sight Sciences, an eyecare technology company, between September 2023 and August 2025. From 2021 to 2023 he served as managing partner at Orion Healthcare Advisors, LLC, a consulting services provider. From 2006 to 2021 Mr. Link served in regional and executive leadership positions at NuVasive Inc., a global leader in surgical implants and enabling technology for spine surgery and orthopedics. As President of NuVasive, Inc., his responsibilities included oversight of global business units in spine, neurophysiology, and orthopedics. Prior to NuVasive, Inc., Mr. Link held commercial leadership roles at Depuy Orthopedics and Depuy Spine. He also currently serves as chairman of the board of directors at Galen Robotics and as a member of the board of directors of Springbok Analytics and DinamicOR, and the Coulter Translational Research Endowment at the University of Virginia. Mr. Link received a

BSEd in Physical Education and Sports Medicine from the University of Virginia. We believe Mr. Link’s extensive medical technology industry and executive experience qualifies him to serve on the Board.

Victoria Niklas, M.D. Victoria Niklas has served on the Board since April 2021. Dr. Niklas has a distinguished career spanning more than two decades in translational research, clinical care, and teaching at academic health centers, and is currently the Chief Medical Officer of Oak Hill Bio, a clinical-stage neonatology and rare disease therapeutics company, a position she has held since 2022. Prior to joining Oak Hill Bio, Dr. Niklas served in Global Medical Affairs and as Global Program Leader of the OHB-607 program in Rare Disease and Hematology at Takeda Pharmaceuticals. Before Takeda, she was Chief Medical and Scientific Officer at Prolacta Bioscience, a neonatal nutritional product development company based on human donor milk. Dr. Niklas has nearly 30 years of experience as an academic neonatologist with expertise in developmental and acquired inflammatory disorders of the gut, the lung, and the mucosal immune system with relevance to diseases across the lifespan. She has nearly 10 years of experience in industry holding executive positions as well as program leadership roles. She has also held leadership positions in academic medicine service as Chief, Division of Newborn Medicine at Nemours Children’s Hospital, Chief of Neonatology at UCLA Olive View Medical Center, and Visiting Professor of Clinical Pediatrics at the David Geffen School of Medicine at UCLA. Dr. Niklas is board certified in Perinatal and Neonatal Medicine and holds a California medical license. In addition to being a co-author on numerous scientific and clinical publications, she has helped lead the development of patented products and has served as a board member for multiple biotech and early-stage companies in functional foods. Dr. Niklas received her MD from Harvard Medical School, her MA in Biochemistry and Molecular Biology from Harvard University, and her bachelor’s in Biological Sciences from Goucher College. We believe Dr. Niklas’ extensive experience and knowledge in the biotechnology sector qualifies her to serve on the Board.

Information Regarding Executive Officers

The following table sets forth certain information concerning our executive officers as of March 13, 2026:

Name	Age	Position
Pete O’Heeron, MSHA	62	Founder, CEO and Chairperson
Jason D. Davis	53	Chief Financial Officer
Hamid Khoja, Ph.D.	57	Chief Scientific Officer
Ruben A. Garcia	49	General Counsel

The following is a biographical summary of the experience of our executive officers, other than Mr. O’Heeron, whose information is set forth above under “Information Regarding Directors.”

Jason D. Davis. Jason Davis has served as our Chief Financial Officer since June 2025. Prior to FibroBiologics, Mr. Davis served as Chief Financial Officer at Virax Biolabs, a biotechnology company, between March 2022 and June 2025. From December 2019 to December 2021, Mr. Davis served as a vice president of finance of Durango Midstream LLC, a natural gas gathering, processing and marketing company. From February 2017 to November 2019, Mr. Davis served in various consulting roles including interim chief financial officer of Yuma Energy, Inc., a company which explores for and produces crude oil and natural gas, and a vice president of finance and treasurer of Hyperdynamics Corporation, an independent oil and gas exploration company. From June 2015 to January 2017, Mr. Davis served as the chief financial officer of Casa Exploration, LLC, an exploration & production company. Mr. Davis received a Bachelor of Business Administration degree in accounting from the University of Houston in 1997. Mr. Davis is a certified public accountant in Texas since 2004.

Hamid Khoja, Ph.D. Hamid Khoja has served as our Chief Scientific Officer since August 2021. Dr. Khoja has more than 25 years of experience leading scientific teams, developing cell-based genomic, proteomic, and epigenetics assays, and tools, protocols, and technologies for use in drug discovery, and in development and clinical diagnostics. From March 2009 to August 2021, he served as the Principal Scientist at Covaris, LLC, or Corvaris, a privately-held scientific tools company with emphasis in genomics, epigenetics, and proteomics. Prior to Covaris, from March 2002 to March 2009, Dr. Khoja was a Senior Applications Scientist at Genomic Solutions, a startup scientific tools company. Dr. Khoja also previously worked at Eli Lilly and Company from November 1998 to September 1999 and

Chiron Corporation from October 1995 to October 1998. Dr. Khoja received his Bachelor of Science in Molecular Biology from the University of Southern California and his Ph.D. in Molecular Biology from Boston University.

Ruben A. Garcia. Ruben Garcia has served as our General Counsel since March 1, 2024. Prior to FibroBiologics, Mr. Garcia most recently served as Senior Vice President, General Counsel and Corporate Secretary at AcelRx Pharmaceuticals, Inc. (n/k/a Talphera, Inc.), a pharmaceutical company, from April 2019 to February 2022. Prior to AcelRx, Mr. Garcia was Senior Corporate Counsel and Assistant Secretary at Ultragenyx Pharmaceutical Inc., a biopharmaceutical company, from November 2016 to April 2019. Prior to Ultragenyx, Mr. Garcia was an attorney at Vinson & Elkins LLP and Jones Day, where he practiced in the areas of capital markets, securities offerings, corporate governance and mergers and acquisitions. Mr. Garcia holds a B.A. in Government and Economics from Georgetown University and a J.D. from Stanford Law School.

Committees of the Board

The Board has established an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee, each of which operates pursuant to a charter adopted by the Board. The Board may also establish other committees from time to time to assist the Board. The composition and functioning of all of our committees complies with all applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. The following table provides membership for each of the committees of the Board:

Name	Audit	Compensation	Governance and Nominating
Richard C. Cilento, Jr.	Chair	X	-
Stacy Coen	X	X	Chair
Robert Hoffman	-	-	-
Victoria Niklas, M.D.	X	-	X
Matthew Link	-	Chair	X

Audit Committee

The members of our Audit Committee are Mr. Cilento, Ms. Coen, and Dr. Niklas. Mr. Cilento serves as chairperson of the committee. The Board has determined that each member of the Audit Committee is “independent” as that term is defined in Nasdaq rules and has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. In addition, the Board has determined that each member of the Audit Committee meets the heightened independence requirements for audit committees required under Section 10A of the Exchange Act and related SEC and Nasdaq rules. The Board has determined that Mr. Cilento is an “audit committee financial expert,” as defined under the applicable rules of the SEC.

Code of Ethics

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

Insider Trading Arrangements and Policies

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

Process for Stockholder Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last provided disclosure of such procedures.

Item 11.	Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the section below titled “—2025 Summary Compensation Table.” For the fiscal year ended December 31, 2025, our “named executive officers” and their positions were as follows:

●	Pete O’Heeron, CEO and Chairperson;

●	Hamid Khoja, Ph.D., Chief Scientific Officer; and

●	Ruben A. Garcia, General Counsel.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion. As an “emerging growth company” and a “smaller reporting company,” each as defined under SEC rules, we are not required to include a compensation discussion and analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies and/or smaller reporting companies.

2025 Summary Compensation Table

The following table represents information regarding the total compensation awarded to, earned by, or paid to our named executive officers during the fiscal years ended December 31, 2025 and 2024:

		Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)(3)	($)
Pete O'Heeron	2025	617,500	—	394,110	—	39,864	1,051,474
Chairman and CEO	2024	600,000	—	788,452	390,000	26,747	1,805,199

Hamid Khoja, Ph.D.	2025	425,000	—	164,430	—	58,510	647,940
Chief Scientific Officer	2024	325,000	—	341,895	150,000	36,751	853,646

Ruben A. Garcia	2025	425,000	—	164,430	—	31,240	620,670
General Counsel	2024	270,833	15,000	2,283,274	142,188	41,548	2,752,843

(1)

Amounts in this column reflect the aggregate grant date fair value of stock options granted, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718, rather than the amounts paid to or realized by the named executive officer. For a discussion of valuation assumptions, see Note 12 to our financial statements included in our Annual Report on Form 10-K filed with the SEC on February 24, 2026.

(2)	The dollar amounts reflect the incentive bonuses earned by the named executive officers for performance in that fiscal year, which were paid in the subsequent fiscal year.

(3)	Amounts in the “All Other Compensation” column for 2025 consist of the amounts set forth in the table below. Healthcare benefits include medical, dental and vision.

	401(k) Plan Matching Contributions	Healthcare Benefits
Named Executive Officer	($)	($)
Pete O'Heeron	—	39,864
Hamid Khoja, Ph.D.	—	58,510
Ruben A. Garcia	15,719	15,521

2025 Salaries

In 2025, our named executive officers received an annual base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities.

For fiscal year 2025, Mr. O’Heeron’s annual base salary rate was $617,500, Dr. Khoja’s annual base salary rate was $425,000, and Mr. Garcia’s annual base salary rate was $425,000.

2025 Bonuses

For fiscal year 2025, each named executive officer was eligible to earn his bonus based on the attainment of pre-established annual company performance objectives, as determined by the Board in its discretion. Performance objectives for the company focused on preparing for and conducting a clinical trial, advancing regulatory pathways and filings, capital raising efforts and managing spend. Mr. O’Heeron was eligible to earn an annual cash bonus targeted at 55% of his base salary, or $339,625, Dr. Khoja was eligible to earn an annual cash bonus targeted at 40% of base salary, or $170,000, and Mr. Garcia was eligible to earn an annual cash bonus targeted at 40% of base salary, or $170,000. All of the named executive officers were eligible for an additional 50% of the bonus target if certain stretch goals relating to research and development activities and business development were achieved.

Annual bonuses are determined based upon the company performance for the fiscal year and are generally determined and paid out in the first quarter of the subsequent year. In January and February 2026, the Compensation Committee reviewed the named executive officers’ performance against the 2025 goals, the company’s financial position, available cash, and upcoming liquidity needs. Based on this review and in an effort to manage the company’s liquidity needs, the Compensation Committee determined the named executive officers would not receive a bonus payment for 2025 performance. The Compensation Committee recognized the named executive officers’ 2025 achievements in the face of limited resources, both human capital and financial.

Role of Compensation Consultant

For 2025, the Compensation Committee engaged a compensation consultant, Anderson Pay Advisors LLC, to provide the Compensation Committee with a competitive compensation assessment (cash and equity) for our non-employee directors, executives and broad-based employees and develop a compensation matrix covering base salary ranges, target bonus levels, and equity grant guidelines.

Under its charter, the Compensation Committee has the authority, in its sole discretion, to retain or obtain the advice of compensation consultants, legal counsel or other advisers, and it has direct responsibility for the appointment, compensation and oversight of the work of any such adviser. The Compensation Committee also has the right to receive from the Company appropriate funding for the payment of reasonable compensation to the adviser it retains.

Role of our Management

In general, our Chief Executive Officer and Chief Financial Officer work together to prepare materials requested by the Compensation Committee. Our Chief Executive Officer typically presents these materials, along with any background information, to the Compensation Committee for review and consideration. The Compensation Committee may approve, modify, or reject the proposals, or may request additional information from management or outside advisors or consultants on those matters.

For setting compensation levels for executives other than our Chief Executive Officer, the Compensation Committee will solicit and consider the recommendations of the Chief Executive Officer, including his review of the officer’s performance and contributions in the prior year, and his recommendations for the potential compensation levels that should be set for each executive officer for the coming year.

No executive officer participates directly in approving the amount of any component of his or her own compensation package nor is present during those deliberations.

Equity Compensation

Dr. Khoja received a commitment in his employment agreement for the equivalent of 7,500 stock options. These options were granted in 2022 after our 2022 Stock Plan was approved and authorized. Dr. Khoja was also awarded 1,250 shares of fully-vested non-voting common stock in 2022 for services performed prior to establishment of the 2022 Stock Plan. The stock options granted to Dr. Khoja in 2022 vest 1/3 on the first anniversary of the date of hire and 1/36theach month thereafter until fully vested, subject to continued service, and will accelerate in full upon the occurrence of a “change in control” of our company (as defined in the 2022 Stock Plan).

In 2023, Mr. O’Heeron and Dr. Khoja each received a grant of stock options under the 2022 Stock Plan. Mr. O’Heeron was awarded 1,853,000 stock options and Dr. Khoja was awarded 454,500 stock options. The stock options granted in 2023 vest 1/4th on the first anniversary of the vesting start date, which was January 1, 2023, with the remainder vesting monthly over 36 months.

In 2024, Mr. O’Heeron, Dr. Khoja, and Mr. Garcia each received a grant of stock options under the 2022 Stock Plan. Mr. O’Heeron was awarded 406,339 stock options, Dr. Khoja was awarded 176,200 stock options, and Mr. Garcia was awarded 176,200 stock options. The stock options granted in 2024 vest 1/4th on the first anniversary of the grant date, which was December 27, 2024, with the remainder vesting monthly over 36 months.

In connection with Mr. Garcia’s commencement of service as General Counsel, Mr. Garcia also received a grant of 180,000 stock options under the 2022 Stock Plan, which grant vests as to 1/4 of the shares underlying the stock option on the first anniversary of Mr. Garcia’s date of hire and 1/48th per month thereafter, generally subject to Mr. Garcia’s continued employment through the applicable vesting date.

In 2025, Mr. O’Heeron, Dr. Khoja, and Mr. Garcia each received a grant of stock options under the 2022 Stock Plan. Mr. O’Heeron was awarded 453,000 stock options, Dr. Khoja was awarded 189,000 stock options, and Mr. Garcia was awarded 189,000 stock options. The stock options granted in 2025 vest 1/4th on the first anniversary of the grant date, which was March 26, 2025, with the remainder vesting monthly over 36 months.

For additional information about the 2022 Stock Plan, please see the section titled “—Equity Compensation Plans” below.

Other Elements of Compensation

Retirement Plans

We participate in the Insperity 401(k) retirement savings plan, sponsored by Insperity Holdings, Inc., or the Insperity 401(k) plan, for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the Insperity 401(k) plan on the same terms as other full-time employees. In 2024 and 2025, contributions made by participants in the 401(k) plan were matched up to a specified percentage of the employee contributions on behalf of the named executive officers. These matching contributions are fully vested as of the date on which the contribution is made. Our named executive officers continue to participate in this Insperity 401(k) plan on the same terms as other full-time employees.

Employee Benefits and Perquisites

Health/Welfare Plans. All of our full-time employees, including our named executive officers, are eligible to participate in Insperity’s health and welfare plans, including:

●	medical, dental and vision benefits;
●	medical and dependent care flexible spending accounts;
●	short-term and long-term disability insurance; and
●	life insurance.

We subsidize the costs of medical, dental and vision benefits for our executive officers. We believe that the employee benefits described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

Employment Agreements with our Named Executive Officers

Pete O’Heeron Employment Agreement

On December 1, 2023, we entered into an employment agreement with Mr. Pete O’Heeron, pursuant to which Mr. O’Heeron agreed to serve as our President and CEO. Mr. O’Heeron’s employment pursuant to the agreement is “at-will” and is terminable by either party for any reason and with or without notice.

Pursuant to the employment agreement, Mr. O’Heeron is entitled to receive an initial base salary of $600,000, which is to be reviewed annually by the Board or Compensation Committee, but may not be reduced without Mr. O’Heeron’s consent. In addition, the agreement provides that Mr. O’Heeron is eligible to receive an annual performance bonus, as reasonably determined by the Board or, to the extent delegated by the Board, the Compensation Committee, based on one or more performance targets annually determined by the Board or the Compensation Committee, provided that to the extent all performance targets are met, the bonus is required to equal not less than 50% of his base salary. The percentage bonus target is to be reviewed periodically by the Board or the Compensation Committee.

The agreement also provides that Mr. O’Heeron is eligible to participate in the health and welfare benefit plans and programs maintained by us for the benefit of our employees.

Pursuant to the agreement, if Mr. O’Heeron’s employment is terminated by our company without cause (as defined in the agreement) or by Mr. O’Heeron for good reason (as defined in the agreement), then he will be eligible to receive severance in an amount equal to twelve months’ base salary, paid as if he was still employed during such 12 month period, and the amount of the target bonus that would have been due during such 12 month period (payable 60 days after notice of termination). Additionally, Mr. O’Heeron shall continue to vest options during such 12 month period. If the agreement is terminated for any reason, Mr. O’Heeron is due all compensation earned through the date of termination, including unused and accrued vacation, any unpaid bonus which he is due, and a prorated portion of the bonus which would have accrued for the year of termination (with such bonus amounts being paid at the same time as bonuses are paid to other executives of our company).

In the event an involuntary termination of Mr. O’Heeron’s employment occurs during the 12 months following a change in control (as defined in the agreement), or within two months prior to a change in control, or in the event Mr. O’Heeron terminates his employment for any reason not sooner than six months after the occurrence of a change in control, and subject to Mr. O’Heeron entering into a release with us, all stock options and stock-based awards held by Mr. O’Heeron, as of the date of notice of such termination, are to vest and become exercisable or nonforfeitable.

The agreement contains customary assignment of inventions and confidentiality obligations of Mr. O’Heeron, and a 12-month non-compete/non-solicitation prohibition, following the termination of his employment.

Hamid Khoja, Ph.D. Employment Agreement

We have entered into an employment agreement with Dr. Khoja, dated July 20, 2021, pursuant to which Dr. Khoja serves as our Chief Scientific Officer. Dr. Khoja’s employment pursuant to the agreement is “at-will” and is terminable by either party for any reason and with or without notice.

Pursuant to his agreement, Dr. Khoja is entitled to receive an initial base salary of $290,000, which was increased to $325,000 in 2022. In addition, the agreement provides that Dr. Khoja is eligible to receive an annual performance bonus of up to 35% of his base salary, to be paid based on the achievement of company and/or individual performance goals. In connection with his entry into the agreement, Dr. Khoja was granted a stock option award for 7,500 stock options, which vests as to 1/3 of the shares underlying the stock option on the first anniversary of Dr. Khoja’s date of hire and 1/36th per month thereafter until fully vested, subject to continued employment through the applicable vesting date. Pursuant to the agreement, Dr. Khoja was also paid a one-time cash bonus equal to $15,000 in connection with his commencement of employment and was entitled to payment of up to $45,000 of relocation expenses. The agreement also provides that Dr. Khoja is eligible to participate in the health and welfare benefit plans and programs maintained by us for the benefit of our employees.

Pursuant to the agreement, if Dr. Khoja’s employment is terminated by us without cause, he will be eligible to receive severance in an amount equal to nine months’ base salary.

Ruben Garcia Employment Agreement

We have entered into an employment agreement with Mr. Garcia, dated February 29, 2024, pursuant to which Mr. Garcia serves as our General Counsel. Mr. Garcia’s employment pursuant to the agreement is “at-will” and is terminable by either party for any reason with or without notice.

Pursuant to his agreement, Mr. Garcia is entitled to receive an initial base salary of $325,000. In addition, the agreement provides that Mr. Garcia is eligible to receive an annual performance bonus of up to 35% of his base salary, to be paid based on the achievement of company and/or individual performance goals. In connection with his entry into the agreement, Mr. Garcia was granted a stock option award for 180,000 stock options, which vests as to 1/4 of the shares underlying the stock option on the first anniversary of Mr. Garcia’s date of hire and 1/48th per month thereafter, subject to continued employment through the applicable vesting date. Pursuant to the agreement, Mr. Garcia was also paid a one-time cash bonus equal to $15,000 in connection with his commencement of employment and was entitled to payment of up to $30,000 of relocation expenses. The agreement also provides that Mr. Garcia is eligible to participate in the health and welfare benefit plans and programs maintained by us for the benefit of our employees.

Pursuant to the agreement, if Mr. Garcia’s employment is terminated by us without cause, he will be eligible to receive severance in an amount equal to nine months’ base salary.

The compensation under these employment agreements (including bonus target) have been, and may be, increased from time to time by the Compensation Committee, or the Board (with the recommendation of the Compensation Committee), which increases do not require the entry into an amended employment agreement.

The Compensation Committee, or the Board, with the recommendation of the Compensation Committee, may also pay or grant discretionary cash bonuses or equity bonuses from time to time. The equity bonus may be in the form of common stock, stock options or other equity consideration, in such amounts and with such terms as may be determined by the Compensation Committee or the Board, with the recommendation of the Compensation Committee, from time to time.

Equity Compensation Plans

The following summarizes the material terms of the FibroBiologics, Inc. 2022 Stock Plan, or the 2022 Stock Plan.

2022 Stock Plan

Our Board adopted on August 10, 2022, and our stockholders approved on August 18, 2022, our 2022 Stock Plan. The 2022 Stock Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards. The 2022 Stock Plan, through the grant of stock and option awards, is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and provide a means by which the eligible recipients may benefit from increases in value of our common stock.

As of December 31, 2025, there were 6,783,761 shares available for future issuance under the 2022 Stock Plan.

Outstanding Equity Awards at December 31, 2025

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2025. All awards were granted under our 2022 Stock Plan.

	Option awards
	Number of securities underlying unexercised options	Number of securities underlying unexercised options		Option exercise price	Option
Name	(#) exercisable	(#) unexercisable		($)	expiration date
Pete O'Heeron	1,351,145	501,855	(1)	2.28	February 16, 2033
	101,584	304,755	(2)	2.36	December 26, 2034
	—	453,000	(3)	1.04	March 25, 2035

Hamid Khoja, Ph.D.	7,500	—		3.28	September 25, 2032
	331,406	123,094	(1)	2.28	February 16, 2033
	44,050	132,150	(2)	2.36	December 26, 2034
	—	189,000	(3)	1.04	March 25, 2035

Ruben A. Garcia	78,750	101,250	(4)	13.00	February 28, 2034
	44,050	132,150	(2)	2.36	December 26, 2034
	—	189,000	(3)	1.04	March 25, 2035

(1)	Options vest ¼ on January 1, 2024, with the remainder to vest monthly over 36 months.
(2)	Options vest ¼ on December 27, 2025, with the remainder to vest monthly over 36 months.
(3)	Options vest ¼ on March 26, 2026, with the remainder to vest monthly over 36 months.
(4)	Options vest ¼ on March 1, 2025, with the remainder to vest monthly over 36 months.

Policies and Practices Related to the Grant of Certain Equity Awards

The Compensation Committee approves equity awards granted to our named executive officers on or before the grant date. We do not have a formal policy or practice for the timing of equity award grants; rather, such grants are made when determined appropriate by the Compensation Committee. The Compensation Committee does not take material non-public information into account when determining the timing and terms of such awards. The Company has not timed the disclosure of material non-public information for the purpose of affecting the value of executive compensation.

					Percentage Change in the Closing Market Price of the Securities Underlying the Award
					Between the Trading Day Ending Immediately Prior to the Disclosure of Material Non-Public Information
		Number of Securities Underlying the Award	Exercise Price of the Award	Grant Date Fair Value of the Award	and the Trading Day Beginning Immediately Following the Disclosure of Material Non-Public Information
Name	Grant Date		($)	($)
Pete O'Heeron	March 26, 2025	453,000	1.04	0.87	(4.44)

Hamid Khoja, Ph.D.	March 26, 2025	189,000	1.04	0.87	(4.44)

Ruben A. Garcia	March 26, 2025	189,000	1.04	0.87	(4.44)

2025 Director Compensation

2025 Non-employee Director Compensation Table

The following table presents the total compensation for each person who served as a non-employee member of the Board during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of the Board in 2025 for their services as members of the Board. Mr. O’Heeron, our CEO and Chairperson, received no additional compensation for his service as a director. Mr. Hoffman did not receive compensation for his service as a director during his tenure as our Interim Chief Financial Officer. See the section above titled “—Executive Compensation” for more information on the compensation paid to or earned by Mr. O’Heeron as an employee for the year ended December 31, 2025. See the table below for more information on the compensation paid to or earned by Mr. Hoffman as an employee and consultant for the year ended December 31, 2025.

	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Name	($)	($)(1)(2)	($)(3)	($)
Robert E. Hoffman	25,165	19,140	441,676	485,981
Victoria Niklas, M.D.	55,000	19,140	—	74,140
Richard Cilento, Jr.	67,500	19,140	—	86,640
Stacy Coen	67,500	19,140	—	86,640
Matthew Link	60,000	19,140	—	79,140

(1)	In June 2025, each of our non-employee directors at the time was granted 22,000 stock options with an exercise price of $0.8725 per share.

(2)

The amounts reported represent the aggregate grant date fair value of the stock options awarded to the non-employee directors during fiscal year 2025, calculated in accordance with ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures. For a discussion of valuation assumptions, see Note 12 to our financial statements included in our Annual Report on Form 10-K filed with the SEC on February 24, 2026. The amounts reported in this column reflect the accounting cost for the stock options and do not correspond to the actual economic value that may be received upon exercise of the stock options or any sale of any of the underlying shares of common stock.

(3)

Amounts in the “All Other Compensation” column consist of the compensation paid to Mr. Hoffman between January 1, 2025 and May 14, 2025 for serving as our Interim Chief Financial Officer. These amounts include: (i) $331,767 in salary, (ii) $19,906 in 401(k) Plan matching contributions, and (iii) $23,053 in medical, dental and vision benefits. “All Other Compensation” also includes $66,950 we paid to Mr. Hoffman after May 14, 2025 for consulting services.

As of December 31, 2025, the non-employee members of the Board held the following aggregate number of unexercised options:

Name	Number of Securities Underlying Unexercised Options
Richard C. Cilento, Jr.	217,300
Stacy Coen	217,300
Robert Hoffman	217,300
Victoria Niklas, M.D.	217,300
Matthew Link	217,300

Except as set forth above, no non-employee member of the Board held unexercised options or unvested shares of our common stock as of December 31, 2025.

Non-Employee Director Compensation Policy - 2025

The Board has adopted a non-employee director compensation policy. The policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, each director who is not an employee is paid cash compensation as set forth below:

Position	Annual Retainer
Board:
Members (other than chair)	$40,000
Audit Committee:
Members (other than chair)	$10,000
Retainer for chair	$20,000
Compensation Committee:
Members (other than chair)	$7,500
Retainer for chair	$15,000
Nominating Committee:
Members (other than chair)	$5,000
Retainer for chair	$10,000

In addition, the non-employee director compensation policy provides that, upon initial election to the Board, each non-employee director will be granted an equity award the equivalent of 44,000 shares of common stock, or the Initial Grant. Furthermore, on the date of each of our annual meeting of stockholders, each non-employee director who continues as a non-employee director following such meeting will be granted an annual equity award of stock options, to purchase 22,000 shares, or the Annual Grant. The Annual Grant will vest in full upon the earlier of (i) the first anniversary of the date of grant or (ii) the date of the next annual meeting; provided, however, that all vesting shall cease if the director resigns from the Board or otherwise ceases to serve as a director, unless the Board determines that the circumstances warrant continuation of vesting. In addition, all vested options remain exercisable for 12 months if the director resigns from the Board or otherwise ceases to serve as a director. Notwithstanding the foregoing, if an outside director was initially elected to the Board within 12 months preceding the annual meeting, then such outside director shall receive an Annual Grant that is pro-rated on a monthly basis for time served as an outside director.

Item 12.	Security Ownership of Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 13, 2026, certain information regarding the beneficial ownership of our voting securities (being our voting common stock and our Series C Preferred Stock) by (i) each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their common stock and Series C Preferred Stock, as applicable, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their common stock and Series C Preferred Stock, as applicable.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the common stock issuable pursuant to options and warrants that are exercisable or settled within 60 days of March 13, 2026. Shares of common stock issuable pursuant to options and warrants are deemed outstanding for computing the percentage of the class beneficially owned by the person holding such securities but are not deemed outstanding for computing the percentage of the class beneficially owned by any other person.

In the table below, the percentage of beneficial ownership is based on, as applicable: (i) 68,156,883 shares of our Common Stock outstanding; and (ii) 2,500 shares of our Series C Preferred Stock outstanding, each as of March 13, 2026.

Each share of our Series C Preferred Stock is entitled to 13,000 votes per share and each share of our Common Stock is entitled to one vote per share. The percentage of total voting power in the table below is based on the sum of (i) 68,156,883 votes, being the total number of votes associated with 68,156,883 shares of our Common Stock (with each share of Common Stock having one vote) and (ii) 32,500,000 votes, being the total number of votes associated with 2,500 shares of Series C Preferred Stock (with each share of Series C Preferred Stock having 13,000 votes).

Unless otherwise indicated, the business address of each of the individuals and entities named below is c/o FibroBiologics, Inc., 455 E. Medical Center Blvd., Suite 300, Houston, Texas 77598.

	Common Stock		Series C Preferred Stock		Percentage of Total Voting
Name and address of Beneficial Owner	Shares	%	Shares	%	Power(1)
5% Stockholders:
Pete O'Heeron, MSHA(2)	7,760,446	11.1%	2,500	100%	39.3%
Golden Knight Incorporated, L.P.(3)	6,814,853	9.99%	—	—	6.8%

Named Executive Officers and Directors
Pete O'Heeron, MSHA(2)	7,760,446	11.1%	2,500	100%	39.3%
Hamid Khoja, Ph.D.(4)	557,420	*	—	—	*
Ruben A. Garcia(5)	387,420	*	—	—	*
Jason D. Davis	70,000	*	—	—	*
Robert E. Hoffman(6)	171,916	*	—	—	*
Victoria Niklas, M.D.(7)	171,916	*	—	—	*
Richard Cilento, Jr. MBA(8)	257,641	*	—	—	*
Stacy Coen, MBA(9)	171,916	*	—	—	*
Matthew Link(10)	171,916	*	—	—	*
Directors and Executive Officers as a Group (9 persons)(11)	9,720,591	13.6%	2,500	100%	40.6%

* Less than 1%.

(1)	After giving effect to the rights of the Series C Preferred Stock to 13,000 votes per share.
(2)

Shares of Common Stock include 5,958,147 shares of Common Stock and 1,802,299 vested stock options to purchase Common Stock. The 2,500 shares of Series C Preferred Stock held constitute the maximum number of Series C Preferred Stock we are authorized to issue. Each share of Series C Preferred Stock is entitled to 13,000 votes. For as long as they remain outstanding, the shares of Series C Preferred Stock are subject to an irrevocable proxy issued by Pete O’Heeron in favor and for the benefit of the Board, as more particularly described in this proxy statement.

(3)

Shares of Common Stock include 6,749,853 shares of Common Stock and 65,000 exercisable warrants to purchase Common Stock. Michael F. Newlin and Cindy L. Newlin, as General Partners of Golden Knight Incorporated, L.P., share discretionary authority to vote and dispose of the shares directly held by Golden Knight Incorporated, L.P. and may be deemed to be the beneficial owners of such shares. The address for Golden Knight Incorporated, L.P. is 907 West Russell Road, Suite 100, Las Vegas, NV 89148.

(4)	Shares of Common Stock include 61,250 shares of Common Stock and 496,170 vested stock options to purchase Common Stock.
(5)	Shares of Common Stock include 180,000 shares of Common Stock and 207,420 vested stock options to purchase Common Stock.
(6)	Shares of Common Stock include 7,500 shares of Common Stock and 164,416 vested stock options to purchase Common Stock.
(7)	Shares of Common Stock include 7,500 shares of Common Stock and 164,416 vested stock options to purchase Common Stock.
(8)	Shares of Common Stock include 93,225 shares of Common Stock and 164,416 vested stock options to purchase Common Stock.
(9)	Shares of Common Stock include 7,500 shares of Common Stock and 164,416 vested stock options to purchase Common Stock.
(10)	Shares of Common Stock include 7,500 shares of Common Stock and 164,416 vested stock options to purchase Common Stock.
(11)

Shares of Common Stock include 6,392,622 shares of Common Stock and 3,327,969 vested stock options to purchase Common Stock. The 2,500 shares of Series C Preferred Stock held constitute the maximum number of Series C Preferred Stock we are authorized to issue. Each share of Series C Preferred Stock is entitled to 13,000 votes. For as long as they remain outstanding, the shares of Series C Preferred Stock are subject to an irrevocable proxy issued by Pete O’Heeron in favor and for the benefit of the Board, as more particularly described in this proxy statement.

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plan Category	(A)	(B)	©
Equity compensation plans approved by security holders(1)	5,716,239	$2.39	6,783,761
Equity compensation plans not approved by security holders	—	—	—
Total	5,716,239	$2.39	6,783,761

(1)	Consists of the 2022 Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following is a summary of transactions or series of transactions since inception, or currently proposed transactions or series of transactions, to which we were, or will be, a party, in which the amount involved exceeded, or will exceed, $120,000 (which is less than one percent of our average total assets for the last two completed fiscal years), and in which any of our directors, executive officers, or to our knowledge, beneficial owners of 5% or more of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest, other than compensation arrangements, described under the section titled “Executive and Director Compensation” and indemnification agreements described below.

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

In connection with the Direct Listing, all of our outstanding shares of Series A Preferred Stock were automatically cancelled, without the payment of additional consideration by or to the holder thereof.

Series C Preferred Stock

In January 2024, in conjunction with our Direct Listing, we issued 2,500 shares of Series C Preferred Stock to our Chairperson and CEO for no consideration.

FibroGenesis Loans

In July 2022, we loaned $300,000 to FibroGenesis at 0% interest and one year maturity date. The $300,000 was fully repaid in April 2023.

ROFN Agreement

In January 2023, we entered into an Agreement Regarding Right of First Negotiation with FibroGenesis, or the ROFN Agreement. In exchange for FibroGenesis’ consent to amend our certificate of incorporation to (i) eliminate upon our IPO or sale of our company, the liquidation preference for the Series A Preferred Stock, (ii) make the Series B Preferred Stock liquidation preference equal to that of the Series A Preferred Stock and (iii) provide that upon an IPO or sale of our company, the Series A Preferred Stock will be canceled for no consideration, we agreed to pay to FibroGenesis 15% of the gross proceeds from any equity investments in us prior to an IPO or sale of our company. In addition, we received a five-year right of first negotiation if FibroGenesis decides to license externally any of its technology. We paid a total of $2.8 million to FibroGenesis under the ROFN Agreement based upon gross proceeds from equity investments received through January 31, 2024, the date of our Direct Listing, and no further payments are due to FibroGenesis pursuant to the ROFN Agreement.

2021 and 2022 Convertible Notes

In December 2021, we issued and sold to investors, some of whom hold more than 5% of our capital stock, in a private placement $1.3 million of our convertible promissory notes, or the 2021 Notes. The 2021 Notes bore interest at an initial interest rate of 6.0% per annum and would have automatically converted into shares of our common stock in the event of a qualified financing. The conversion price of the 2021 Notes was equal to $200.0 million divided by the total number of equity interests outstanding prior to the dilution from the qualified financing. The 2021 Notes were unsecured and subordinated in right of payment to the prior payment in full to all of our commercial finance lenders, insurance companies, lease financing institutions or other lending institutions approved by the Board and regularly engaged in the business of lending money. In April 2023, $1.3 million of the 2021 Notes were converted into shares of our Series B Preferred Stock. The 2021 Notes are no longer outstanding.

In January 2022 and April 2022, we issued and sold to investors, some of whom hold more than 5% of our capital stock, in a private placement $0.35 million and $3.95 million, respectively, of our convertible promissory notes, or the 2022 Notes. The 2022 Notes bore interest at an initial rate of 6.0% per annum, had a one-year maturity, and were convertible at the holder’s request into shares of our common stock in the event of a qualified financing. The conversion price of the 2022 Notes was the lesser of (i) a 15% discount to the offering price of our common stock in the event of an IPO or (i) the quotient of $200.0 million divided by total equity interests prior to the dilution from a qualified financing. The 2022 Notes were unsecured and subordinated in right of payment to the prior payment in full to all of our commercial finance lenders, insurance companies, lease financing institutions or other lending institutions approved by the Board and regularly engaged in the business of lending money. In February 2023 through June 2023, $4.3 million of the 2022 Notes were converted into shares of our Series B Preferred Stock. The 2022 Notes are no longer outstanding.

Financing and Note Receivable

On November 18, 2025, we entered into a securities purchase agreement, or the Purchase Agreement, with Golden Knight Incorporated, LP, or GK, pursuant to which (i) we issued and sold 3,540,000 shares of our common stock, $0.00001 par value per share, or the Common Stock, and pre-funded warrants to purchase up to an aggregate of 8,570,203 shares of Common Stock. The price of each share of Common Stock was $0.3303 per share and the price of each pre-funded warrant was $0.33029 (equal to the price per share of Common Stock, minus $0.00001, the exercise price of each pre-funded warrant). As a result of this transaction, GK became the beneficial owner of more than 5% of our Common Stock. Additionally, pursuant to the Purchase Agreement, we issued and sold to GK warrants to purchase one share of Common Stock for each share of Common Stock or pre-funded warrant purchased, for an aggregate of 12,110,203 shares of Common Stock, or the Warrants. The exercise price of the Warrants is $0.3303 per share.

On January 14, 2026, GK exercised 1,075,000 pre-funded warrants for $17.50, and we issued 1,075,000 shares of Common Stock. On January 14, 2026, we issued a $400,000 note receivable to GK, which is due on January 14, 2027 and has an interest rate of 3.63%.

Equity and Compensation Arrangements

Our Board adopted on August 10, 2022, and our stockholders approved on August 18, 2022, our 2022 Stock Plan. The 2022 Stock Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards. The 2022 Stock Plan, through the grant of stock and option awards, is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and provide a means by which the eligible recipients may benefit from increases in value of our common stock. As of December 31, 2025, there were 6,783,761 shares available for future issuance under the 2022 Stock Plan.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and officers. These agreements provide for the indemnification of such persons for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were serving in such capacity. We believe that these indemnification agreements are necessary to attract and retain qualified persons as directors and officers. Furthermore, we have obtained director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us.

Director Independence

The Board has determined that all members of the Board, except for Messrs. O’Heeron and Hoffman, are independent directors for purposes of the rules of Nasdaq and the SEC. In making this determination, the Board considered the relationships that each non-employee director has with us and all other facts and circumstances that the Board deemed relevant.

Item 14.	Principal Accountant Fees and Services

Our independent public accounting firm is WithumSmith+Brown, PC, East Brunswick, New Jersey, PCAOB Auditor ID 100, or Withum.

Fees Billed by Independent Registered Public Accounting Firm in 2025 and 2024

The following table presents fees for professional audit services and other services rendered to us by Withum for our fiscal years ended 2025 and 2024.

	Year Ended December 31,
	2025	2024
Audit Fees(1)	$328,339	$364,520
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees	—	—
Total Fees	328,339	364,520

(1)

Audit fees consist of fees for professional services for the audit of our annual financial statements, including the review of interim financial statements, and related services that are normally provided in connection with registration statements, including consents.

(2)

Audit-related fees include fees for assurance and related services that traditionally are performed by the independent accountant. More specifically, these services would include, among others: employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards. There were no audit-related fees incurred in 2025 or 2024.

(3)	Tax fees include fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. There were no tax fees incurred in 2025 or 2024.

Pre-Approval Policies and Procedures

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our Audit Committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All services provided by Withum for our fiscal years ended December 31, 2025 and 2024 were pre-approved by our Audit Committee.

Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The following documents were filed as part of the 2025 Annual Report filed with the SEC on February 24, 2026:

(a)
Financial Statements:

a.
See page F-1 of the Index to Financial Statements in the 2025 Annual Report.

(b)
Financial Statement Schedules:

a.
Certain schedules were omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements in the 2025 Annual Report or notes thereto.

The Exhibits are listed in the Exhibit Index below.

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41934	3.1	August 28, 2024

3.2	Amendment to Amended and Restated Certificate of Incorporation of FibroBiologics, Inc.	8-K	001-41934	3.1	June 13, 2025

3.3	Amended and Restated Bylaws of the Registrant	8-K	001-41934	3.1	June 27, 2024

4.1	Reference is made to exhibits 3.1 through 3.3.

4.2	Description of our Securities

4.3	Form of Warrant issued to Series B-1 Holders.	S-1	333-278938	4.3	April 26, 2024

4.4	Form of Common Stock Purchase Warrant issued November 19, 2025.	8-K	001-41934	10.2	November 19, 2025

4.5	Form of Pre-Funded Common Stock Purchase Warrant issued November 19, 2025.	8-K	001-41934	10.3	November 19, 2025

4.6	Form of Common Stock Purchase Warrant issued November 25, 2025.	8-K	001-41934	4.1	November 25, 2025

4.7	Form of Placement Agent Warrant issued November 25, 2025.	8-K	001-41934	4.2	November 25, 2025

4.8	Form of Common Stock Purchase Warrant issued December 16, 2025.	8-K	001-41934	4.1	December 16, 2025

4.9	Form of Placement Agent Warrant issued December 16, 2025.	8-K	001-41934	4.2	December 16, 2025

10.1	Intellectual Property Cross-License Agreement dated as of May 17, 2021, between SpinalCyte LLC and FibroBiologics, LLC.	S-1/A	333-275361	10.1	December 4, 2023

10.2	Amendment 1 to the Intellectual Property Cross-License Agreement between SpinalCyte LLC and FibroBiologics, Inc., effective as of May 17, 2021.	10-Q	001-41934	10.1	August 7, 2024

10.3	Patent Assignment Agreement dated May 17, 2021, between SpinalCyte LLC and FibroBiologics, LLC.	S-1/A	333-275361	10.2	November 30, 2023

10.4	Amendment 1 to the Patent Assignment Agreement, effective August 2, 2022.	S-1/A	333-275361	10.18	November 30, 2023

10.5	Amendment 2 to the Patent Assignment Agreement between SpinalCyte LLC and FibroBiologics, Inc., effective as of May 17, 2021.	10-Q	001-41934	10.2	August 7, 2024

10.6	IP Transfer Agreement between SpinalCyte, LLC and FibroBiologics, LLC, dated as of May 17, 2021.	S-1/A	333-275361	10.17	November 30, 2023

10.7	Agreement Regarding Right of First Negotiation dated January 20, 2023.	S-1/A	333-275361	10.19	November 30, 2023

10.8	Sublease Agreement between United Fire & Casualty Company and FibroBiologics, Inc., effective October 5, 2022.	S-1/A	333-275361	10.6	December 4, 2023

10.9#	2022 Stock Plan.	S-1/A	333-275361	10.12	November 30, 2023

10.10#	Form of Stock Option Notice and Grant Agreement.	S-1/A	333-275361	10.20	December 4, 2023
10.11#	Employment Agreement effective from December 1, 2023, between FibroBiologics, Inc. and Pete O’Heeron.	S-1/A	333-275361	10.22	December 4, 2023

10.12#	Employment Agreement effective from July 20, 2021, between FibroBiologics, LLC and Hamid Khoja.	S-1/A	333-275361	10.13	December 4, 2023

10.13#	Employment Agreement effective from May 31, 2022, between FibroBiologics, Inc. and Jason D. Davis.	8-K	001-41934	10.1	June 9, 2025

10.14#	Employment Agreement effective from March 1, 2024, between FibroBiologics, Inc. and Ruben Garcia.	S-1/A	333-277019	10.24	March 15, 2024

10.15#+	Offer Letter, dated October 29, 2024, between FibroBiologics, Inc. and Robert E. Hoffman	S-1	333-284077	10.15	December 30, 2024

10.16#	Consulting Agreement, dated May 15, 2025, between FibroBiologics, Inc. and Robert E. Hoffman.	10-Q	001-41934	10.3	July 31, 2025

10.17#	Employment Agreement effective from May 31, 2022, between FibroBiologics, Inc. and Mark Andersen.	S-1/A	333-275361	10.14	December 4, 2023

10.18#+	Separation Letter Agreement, dated October 28, 2024, between FibroBiologics, Inc. and Mark Andersen.	S-1	333-284077	10.14	December 30, 2024

10.19#	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers	S-1/A	333-275361	10.15	December 4, 2023

10.20+	Master Services Agreement, effective September 19, 2024, between FibroBiologics, Inc. and Charles River Laboratories, Inc.	8-K	001-41934	10.1	September 4, 2024

10.21	Standby Equity Purchase Agreement, dated December 20, 2024, between the Registrant and YA II PN, LTD.	8-K	001-41934	10.1	December 23, 2024

10.22	Form of Securities Purchase Agreement, dated November 18, 2025, between FibroBiologics, Inc. and the purchasers named therein.	8-K	001-41934	10.1	November 25, 2025

10.23	Form of Securities Purchase Agreement, dated November 24, 2025, between FibroBiologics, Inc. and the purchasers named therein.	8-K	001-41934	10.1	November 25, 2025

10.24	Form of Securities Purchase Agreement, dated December 14, 2025, between FibroBiologics, Inc. and the purchasers named therein.	8-K	001-41934	10.1	December 16, 2025

10.25	Form of Voting Agreement, dated December 14, 2025, entered into by each of FibroBiologics, Inc.’s Chief Executive Officer and the purchaser party to the securities purchase agreement, dated November 18, 2025, between FibroBiologics, Inc. and such purchaser.	8-K	001-41934	10.2	December 16, 2025

19.1	FibroBiologics, Inc. Insider Trading Policy	10-K	001-41934	19.1	March 31, 2025

21.1	List of subsidiaries of the registrant

23.1	Consent of WithumSmith+Brown, PC.

24.1	Power of Attorney (included on signature page of this report)

31.1§	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2§	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	FibroBiologics, Inc. Clawback Policy	10-K	001-41934	97.1	March 31, 2025

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

§	Filed herewith.
+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
#	Indicates management contract or compensatory plan.
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

FibroBiologics, Inc.

Date: March 13, 2026	By:	/s/ Pete O’Heeron
Pete O’Heeron
Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Jason D. Davis
Jason D. Davis
Chief Financial Officer
(Duly Authorized Officer)