Form 10-Q
period 2026-03-31
FibroBiologics, Inc.
filed 2026-04-30
CIK 1958777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41934

FibroBiologics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3329066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9350 Kirby Drive, Suite 300 Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)

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

On April 30, 2026, 5,208,915 shares of FibroBiologics, Inc.’s Common Stock, $0.00001 par value per share, were outstanding.

FibroBiologics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, or Quarterly Report, and the documents incorporated by reference herein, if any, contain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, planned research programs, preclinical studies, clinical trials, manufacturing, and market opportunities are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
the timing and progress of manufacturing of our drug product candidates;
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
•
the impact of laws and regulations.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025, or the Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should read this Quarterly Report, the documents that we reference in this Quarterly Report and the other documents that we file with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Quarterly Report, whether as a result of any new information, future events or otherwise.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FibroBiologics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,482	$4,894
Prepaid expenses	1,020	1,455
Other current assets	403	—
Total current assets	2,905	6,349
Property and equipment, net	776	842
Operating lease right-of-use asset, net	2,209	2,380
Other assets	48	48
Total assets	$5,938	$9,619

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$850	$945
Operating lease liability, short-term	723	706
Loan payable	246	—
SEPA put option liability	10	108
Total current liabilities	1,829	1,759
Operating lease liability, long-term	1,509	1,704
Total liabilities	3,338	3,463

Stockholders’ equity
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025	—	—
Preferred Stock, $0.00001 par value; 2,500 Series C Preferred shares authorized; 125 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Voting Common Stock, $0.00001 par value; 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 3,513,187 shares and 3,325,986 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	61,763	60,319
Accumulated deficit	(59,164)	(54,164)
Total stockholders’ equity	2,600	6,156
Total liabilities and stockholders’ equity	$5,938	$9,619

On March 30, 2026, the Company effected a reverse split of the Company's issued and outstanding common stock. The reverse split was at a ratio of one share for every 20 shares previously held with no change in the par value per share. The reverse split did not change the number of authorized shares of common stock. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FibroBiologics, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except shares and per share data)

	For the Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$2,953	$1,780
General, administrative and other	2,115	2,751
Total operating expenses	5,068	4,531

Loss from operations	(5,068)	(4,531)
Other income/(expense):
Change in fair value of SEPA put option liability	54	(83)
Change in fair value of convertible debt	—	(451)
Other expense	(2)	—
Interest income	20	99
Interest expense	(4)	—
Total other income/(expense)	68	(435)
Net loss	$(5,000)	$(4,966)
Net loss per share, basic and diluted	$(1.33)	$(2.71)
Weighted-average shares outstanding, basic and diluted	3,772,930	1,833,656

On March 30, 2026, the Company effected a reverse split of the Company's issued and outstanding common stock. The reverse split was at a ratio of one share for every 20 shares previously held with no change in the par value per share. The reverse split did not change the number of authorized shares of common stock. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FibroBiologics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity/(Deficit)

For the Three Months Ended March 31, 2026 and 2025

(unaudited, in thousands, except shares)

	Series C Preferred Stock		Voting Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2025	125	$—	3,325,986	$1	$60,319	$(54,164)	$6,156
Issuance of Voting Common Stock	—	—	133,108	—	750	—	750
Exercise of pre-funded warrants	—	—	53,750	—	—	—	—
Issuance of fractional shares from reverse stock split	—	—	343	—	—	—	—
Stock-based compensation expense	—	—	—	—	694	—	694
Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance (Unaudited) – March 31, 2026	125	$—	3,513,187	$1	$61,763	$(59,164)	$2,600

	Series C Preferred Stock		Voting Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance – December 31, 2024	125	$—	1,754,286	$—	$38,253	$(35,518)	$2,735
Issuance of Voting Common Stock for commitment fee payable	—	—	5,950	—	250	—	250
Conversion of Short-term convertible note payable into Voting Common Stock	—	—	126,530	—	3,780	—	3,780
Stock-based compensation expense	—	—	—	—	551	—	551
Net loss	—	—	—	—	—	(4,966)	(4,966)
Balance (Unaudited) – March 31, 2025	125	$—	1,886,766	$—	$42,834	$(40,484)	$2,350

On March 30, 2026, the Company effected a reverse split of the Company's issued and outstanding common stock. The reverse split was at a ratio of one share for every 20 shares previously held with no change in the par value per share. The reverse split did not change the number of authorized shares of common stock. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FibroBiologics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(5,000)	$(4,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of SEPA put option liability	(54)	83
Change in fair value of convertible debt	—	451
Stock-based compensation expense	694	551
Amortization of operating lease right-of-use asset	171	108
Depreciation expense	66	53
Changes in operating assets and liabilities:
Prepaid expenses	435	(417)
Accounts payable and accrued expenses	(95)	(1,030)
Other current assets	(403)	—
Operating lease liability	(178)	(108)
Net cash used in operating activities	(4,364)	(5,275)

Cash flows from investing activities
Purchases of property and equipment	—	(43)
Net cash used in investing activities	—	(43)

Cash flows from financing activities
Proceeds from loan payable	327	—
Repayments of loan payable	(81)	—
Proceeds from issuance of common stock, net of direct costs	706	—
Net cash provided by financing activities	952	—

Net decrease in cash and cash equivalents	(3,412)	(5,318)
Cash and cash equivalents, beginning of period	4,894	13,985
Cash and cash equivalents, end of period	$1,482	$8,667

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$4	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Voting Common Stock for commitment fee payable	$—	$250
Conversion of Short-term convertible debt into shares of common stock	$—	$3,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FibroBiologics, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2026

1. Organization, Description of Business, and Liquidity

Organization and Business

FibroBiologics, Inc. (the “Company” or “FibroBiologics”) was originally formed as a limited liability company under the laws of the State of Texas on April 8, 2021 (“Inception”) and then converted to a Delaware corporation on December 14, 2021. FibroBiologics is a clinical-stage biotechnology company headquartered in Houston, Texas, developing innovative treatments for chronic diseases using fibroblast cells. The Company’s primary focus is the initiation and progression of preclinical studies and clinical-stage U.S. Food and Drug Administration trials related to fibroblast treatments for wound healing, multiple sclerosis, degenerative disc disease, psoriasis and certain cancers, and potential human longevity applications including thymic involution reversal. Prior to Inception, preclinical research and development related to these disease pathways took place under the parent company, SpinalCyte, LLC (the “Parent”).

Formation of Wholly-Owned Subsidiary

On June 12, 2025, the Company formed a wholly-owned subsidiary, FibroBiologics Australia Pty Ltd. This entity will act as the local sponsor for the Company's twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia.

Going Concern and Management’s Plan

The Company has incurred operating losses since Inception and expects such losses to continue in the future as it builds infrastructure, develops intellectual property, and conducts research and development activities. The Company has primarily relied on a combination of angel investors, private debt placements, convertible debt issuances, and sales of equity to fund its operations. As of March 31, 2026, the Company had an accumulated deficit of $59.2 million and cash and cash equivalents of $1.5 million. A transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure. The Company currently does not generate revenues and may never achieve profitability. Unless and until such time that revenue and net income are generated, the Company will need to continue to raise additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the condensed consolidated financial statements. While management has implemented plans to obtain additional funding, these plans are not sufficient to alleviate the substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the balance sheets as total assets. The CODM evaluates performance and allocates resources based on net income (loss) that also is reported on the statements of operations as net loss, and cash used in operations. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s statements of operations, and expenses are not regularly provided to or reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources. Other segment items included in net loss primarily include changes in the fair value of the Company’s financial instruments and other income and expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated balance sheet as of March 31, 2026, unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, unaudited condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2026 and 2025, and unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, and the accompanying notes are unaudited. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 24, 2026, which contains the audited financial statements and notes thereto. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025, the unaudited condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2026 and 2025, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025. The December 31, 2025 condensed consolidated balance sheet included herein was derived from the audited financial statements, but it does not include all disclosures or notes required by GAAP for complete financial statements.

Interim results are not necessarily indicative of results for an entire year or for any future period.

Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements, which include the accounts of the Company and its wholly-owned subsidiary, FibroBiologics Australia Pty Ltd, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements; therefore, actual results could differ from those estimates and assumptions. The most significant estimates include the warrant liability, fair value of forward contract liability, fair value of the SEPA put option liability, fair value of the short-term convertible debt, and stock-based compensation.

Fair Value Option of Accounting

The Company has elected the option under Accounting Standards Codification ("ASC") 825-10, Financial Instruments (“ASC 825”), to measure its short-term convertible debt issued pursuant to the SEPA (see Note 8) at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. When the fair value option is elected for an instrument, unrealized gains and losses for such instrument are reported in the condensed consolidated statements of operations at each subsequent reporting date. Up-front costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. These amounts are included in other income/(expense) in the condensed consolidated statements of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash balances and short-term, liquid investments with an original maturity date of three months or less at the time of purchase. The Company had $1.5 million and $4.9 million of cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company will recognize an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measure any impairment loss based on the difference between the carrying amount and estimated fair value. There were no such losses for the three months ended March 31, 2026 and 2025.

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

Derivatives

Derivative financial instruments are recorded at fair value on the Balance Sheets. Liability classified derivatives are remeasured at their fair value at each reporting date, with decreases or increases in the fair value recognized as other gain or loss, respectively, within the Statement of Operations. Equity classified derivatives are not remeasured at each reporting date. If a liability classified derivative becomes eligible for reclassification to an equity classified derivative, any gains or losses recognized up to the point of reclassification are not reversed. If an equity classified instrument is subsequently required to be reclassified as a liability, an amount reflective of that instrument's fair value would be reclassified to a liability at that time.

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

Marketing and Advertising Costs

Marketing and advertising costs to promote the Company and its product candidates are expensed as incurred. Marketing and advertising expenses were $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

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

Reverse Stock Split

On March 30, 2026, the Company effected a reverse split of the Company's issued and outstanding common stock, (the "March 2026 Reverse Split"). The March 2026 Reverse Split was at a ratio of one share for every 20 shares previously held with no change in the par value per share. The March 2026 Reverse Split did not change the number of authorized shares of common stock.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses(“ASU 2024-03”), which is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the consolidated financial statements. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

3. Net Loss per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Numerator:
Net loss	$(5,000)	$(4,966)
Denominator:
Weighted-average shares outstanding, basic and diluted	3,772,930	1,833,656
Net loss per share, basic and diluted	$(1.33)	$(2.71)

For the three months ended March 31, 2026 and 2025, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, the Company’s basic and diluted net loss per share is the same in all periods presented.

4. Other Current Assets

Other current assets consists of a $0.4 million note receivable to shareholder of the Company, Golden Knight Incorporated, LP (the "Note"). The Note is due on January 14, 2027 and has an interest rate of 3.63%. The Company accounts for the note receivable under ASC 310 - Receivables. As the note is short-term in nature with a one year maturity, and there is an applicable federal interest rate applied, and the Company expects full repayment at the end of the term, the note is classified as an asset rather than as equity.

5. Property and Equipment

Property and equipment, net consist of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Laboratory equipment	$1,198	$1,198
Computer equipment, software, and other	92	92
Total property and equipment at cost	1,290	1,290
Less: Accumulated depreciation	(514)	(448)
Property and equipment, net	$776	$842

The useful life of laboratory equipment is five years, and the useful life of computer equipment, software, and other is three years, for depreciation. Depreciation expense was $66,000 and $53,000 for the three months ended March 31, 2026 and 2025, respectively.

6. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy: Cash equivalents include instruments such as money market accounts and other short-term treasuries.

	Fair Value Measurement as of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$1,083	$—	$—	$1,083
Total assets fair value	$1,083	$—	$—	$1,083

Liabilities:
SEPA put option liability	$—	$—	$10	$10
Total liabilities fair value	$—	$—	$10	$10

	Fair Value Measurement as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,860	$—	$—	$2,860
Total assets fair value	$2,860	$—	$—	$2,860

Liabilities:
SEPA put option liability	$—	$—	$108	$108
Total liabilities fair value	$—	$—	$108	$108

The following table summarizes the activity related to Level 3 financial liabilities for the three months ended March 31, 2026:

(in thousands)	SEPA Put Option Liability
Fair value at December 31, 2025	$108
Change in fair value of SEPA put option liability	(54)
Sales under SEPA Agreement	(44)
Conversions of convertible debt into shares of common stock	—
Change in fair value of convertible debt	—
Fair value at March 31, 2026	$10

The following table summarizes the activity related to Level 3 financial liabilities for the three months ended March 31, 2025:

(in thousands)	Short-term Convertible Debt	SEPA Put Option Liability
Fair value at December 31, 2024	$9,168	$460
Change in fair value of SEPA put option liability	—	83
Conversions of convertible debt into shares of common stock	(3,780)	—
Change in fair value of convertible debt	451	—
Fair value at March 31, 2025	$5,839	$543

As further described in Note 8, the Company issued short-term convertible debt on December 20, 2024 and December 30, 2024 with a total principal balance of $10.0 million and recorded those notes at their initial fair values totaling $9.3 million. On June 16, 2025, the Company issued short-term convertible debt with a principal balance of $5.0 million and recorded those notes at their initial fair value of $4.5 million. The notes were paid off in November 2025 and the total of the fair values of these notes at March 31, 2025 was $5.8 million. Assumptions used in the valuation model at March 31, 2025 for both notes included the closing bid price of $0.90, a term of 0.72 year, an annual risk free rate of 4.1%, and a volatility of 71%, and at December 31, 2024 for both notes included the closing bid price of $2.00, a term of one year, an annual risk free rate of 4.1%, and a volatility of 60%.

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

There were no transfers in or out of Level 1, Level 2 or Level 3 assets and liabilities for the three months ended March 31, 2026.

7. Stockholders’ Equity/(Deficit)

The Company’s Amended and Restated Certificate of Incorporation was amended on March 30, 2026, to effect the March 2026 Reverse Split.

Authorized Capital - As of March 31, 2026, the Company authorized 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, of which 2,500 were shares of Series C preferred stock.

In March 2026, the Company sold 133,108 shares using the SEPA for proceeds of $0.7 million. For further information, see Note 8.

8. Standby Equity Purchase Agreement

On December 20, 2024, the Company entered into the Standby Equity Purchase Agreement (the "SEPA"). Pursuant to the SEPA, the Company may require the investor to purchase up to $10.0 million of shares of Common Stock by delivering written notice to the investor.

Below is a summary of sales to the investor pursuant to the SEPA during the three months ended March 31, 2026.

Date	Cash Received	Shares Issued	Price Per Share
March 12, 2026	$180,799	26,667	$7.064
March 12, 2026	$9,686	1,441	$7.000
March 18, 2026	$323,050	65,000	$5.178
March 24, 2026	$128,053	26,667	$5.002
March 24, 2026	$64,000	13,333	$5.000

The SEPA was accounted for as a liability under ASC 815 because it includes an embedded put option and an embedded forward option. The put option was recognized at inception and the forward option will be recognized upon the issuance of a notice for the sale of the Company’s Common Stock. The fair value of the derivative liability related to the embedded put option was estimated at $0.1 million at December 31, 2025. The SEPA put option liability is recognized as a current liability on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. The change in estimated issuance date fair value is presented as a single line item within other income (expense) in the accompanying condensed consolidated statements of operations under the caption, Change in fair value of SEPA put option liability. The embedded forward option was deemed to have no value at March 31, 2026 and December 31, 2025 because there were no notices for the sale of the Company’s Common Stock as of March 31, 2026 and December 31, 2025.

9. Income Taxes

The Company did not record any tax provision or benefit for the three months ended March 31, 2026 and 2025. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at March 31, 2026 and December 31, 2025.

10. Leases, Commitments and Contingencies

In October 2022, the Company entered into a lease agreement for office space with a term of 62 months, which was to expire on November 30, 2027; however, the Company terminated this lease on April 2, 2026. See Note 13 for further information. This lease was accounted for as an operating lease under the ASC 842 guidance for lease accounting. A right-of-use lease asset and lease liability of $2.3 million each were recorded at inception of the lease term using a discount rate of 7.5%. See Note 13 for further discussion.

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

Rent expense for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.2 million, respectively. As of March 31, 2026, noncancelable lease payments under operating leases were $2.5 million.

Maturities of operating lease liability as of March 31, 2026 were as follows:

(in thousands of dollars)
2027	$849
2028	712
2029	349
2030	357
2031	243
Thereafter	—
Total lease payments	2,510
Less: Imputed interest	(278)
Total lease liability	2,232
Less: Current lease liability	(723)
Total non-current lease liability	$1,509

11. Share-Based Compensation

The Company adopted on August 10, 2022, and the stockholders approved on August 18, 2022, the 2022 Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards.

As of March 31, 2026 and December 31, 2025, there were 610,709 and 356,442 shares available for future issuance under the Plan, respectively.

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
(in thousands of dollars)	2026	2025
Research and development	$107	$84
General and administrative	587	467
Total stock-based compensation expense	$694	$551

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of March 31, 2026, are as follows:

Stock Options
Unrecognized stock-based compensation expense (in thousands)	$4,157
Expected weighted-average period compensation costs to be recognized (years)	2.1

A summary of the Company’s stock option activity is as follows:

	Stock Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	285,812	$47.80	8.0	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited/canceled	—	$—	—	$—
Outstanding as of March 31, 2026	285,812	$47.80	7.7	$—
Exercisable as of March 31, 2026	161,395	$51.71	7.2	$—

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Assumptions:	Three Months Ended March 31, 2026
Risk-free interest rate	N/A
Expected volatility	N/A
Expected term (years)	N/A
Expected dividend	N/A

The weighted-average grant date fair value of the options granted during the three months ended March 31, 2026 and 2025 was $- per share and $0.85 per share, respectively.

12. Warrants

As of March 31, 2026, the Company accounts for all issued and outstanding warrants to purchase common stock as equity-classified instruments based on the guidance in ASC 480 and ASC 815.

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)
Outstanding as of December 31, 2025	1,125,238	$6.80	4.9
Granted	—	$—	—
Exercised	—	$—	—
Forfeited/canceled	—	$—	—
Outstanding as of March 31, 2026	1,125,238	$6.90	4.8
Exercisable as of March 31, 2026	1,125,238	$6.90	4.8

In addition to the common warrants listed above, the Company had pre-funded warrants to purchase up to an aggregate of 374,760 shares of Common Stock outstanding at March 31, 2026.

13. Subsequent Events

On April 2, 2026, the Company entered into a termination agreement regarding its office space. For consideration of $45,108, payable on May 1, 2026, the Company and the sublandlord agreed to terminate the lease agreement and future payments owed of $826,470.

On April 2, 2026, the Company sold in a registered offering (i) 1,028,788 shares of Common Stock, (ii) pre-funded warrants to purchase up to 1,243,940 shares of Common Stock, and (iii) warrants to purchase up to 2,272,728 shares of Common Stock. The combined public offering price for each share of Common Stock, together with an accompanying warrant to purchase one share of Common Stock, was $1.32, and the combined public offering price for each pre-funded warrant, together with an accompanying warrant to purchase one share of Common Stock, was $1.31999 (equal to the offering price, minus $0.00001, the exercise price of each pre-funded warrant). The exercisability of the warrants is subject to stockholder approval. The exercise price of the warrants is $1.32 per share. The net proceeds to the Company from the offering were approximately $2.5 million, after deducting placement agent fees and offering expenses payable by the Company. In connection with the offering, the Company issued to the placement agent (or its designees) warrants to purchase up to 159,091 shares of Common Stock, at an exercise price of $1.65 per share. The exercisability of these placement agent warrants is subject to stockholder approval. The placement agent warrants will expire five years from March 31, 2026. Except as provided above, the placement agent warrants will have substantially the same terms as the warrants.

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

We have completed our IND-enabling pre-clinical studies for the development of CYWC628 as a topically administered allogeneic fibroblast cell-based therapy for wound healing. Our pre-clinical studies focused on utilizing single cell fibroblasts, fibroblast spheroids, and fibroblast-derived materials to treat wounds in diabetic mice. We completed pre-clinical studies investigating (i) multiple administrations of CYWC628 spheroids on a chemically induced chronic wound NONcNZO10/LtJ and BKS.Cg-Dock7m +/+ LepRdb/J mouse model, (ii) dose titration to provide information on the proposed dose range of CYWC628, and (iii) acute and chronic toxicity. The results of our studies have shown statistically significant acceleration in the rate of wound closure, and statistically significant improvement in the quality of the healed wounds in comparison with both a marketed wound care product and control. Based upon our results, we are progressing a twelve-week Phase 1/2 clinical trial in Australia for treatment of diabetic foot ulcers.

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

We are developing CYMS101 as an intravenously administered allogeneic fibroblast single cell, and fibroblast spheroid, cell-based therapy to treat multiple sclerosis ("MS"). After completing animal studies using CYMS101, we received approval from a U.S.-based IRB to conduct clinical investigations in Mexico using the fibroblast cell composition for patients with MS, and completed a Phase 1 study. The study was conducted in five participants. The primary objective of the study was to assess safety, and the secondary objective was to assess efficacy. The primary objective was achieved as we saw no adverse events related to the treatment - no adverse events during intravenous injection of the tolerogenic fibroblasts, no short or long-impact in complete blood count tests during the 16-week monitoring period, and no short or long impact in electrocardiogram results during the 16-week monitoring period. In addition, the study assessed clinical activity using a standard set of neurological assessments routinely used to assess MS. We are currently conducting further research to more fully characterize the mode of action of fibroblasts in oligodendrocyte expansion. We plan to file an IND application for a Phase 1/2 clinical trial relating to MS in the United States in 2026 after we receive FDA clearance for our IND relating to CYPS317. We expect to seek a strategic partner to collaborate with us on the development of CYMS101 either before initiating the Phase 1/2 study, or after its completion, if successful, and prior to commencing a potential Phase 3 clinical trial.

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

We successfully carried out experiments that demonstrated the ability to use the CYWC628 spheroid master cell bank for the manufacturing of a modified CybroCell™ drug product for the treatment of degenerative disc disease. We also supported animal trials confirming that the therapeutic effects of the fibroblast-derived chondrocyte spheroids derived from the CYWC628 master cell bank are significantly better to those of single-cell fibroblasts, which supported our IND clearance with the FDA for the planned Phase I clinical trial for degenerative disc disease. Based on these results, we will work to amend the IND clearance with the FDA to replace single-cell fibroblasts, CybroCell™, with fibroblast-derived chondrocyte spheroids derived from the CYWC628 master cell bank. A timeline for the trial will be determined in connection with discussions with the FDA. If any of our product candidates receive marketing approval, we expect to evaluate the feasibility of building our own cGMP manufacturing facility or continuing to outsource manufacturing to a CDMO for clinical testing and commercial supply. We expect to rely on third parties for our cell therapy manufacturing process for the foreseeable future.

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

We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through debt issuances and equity raises.

As of March 31, 2026, we had cash and cash equivalents of $1.5 million. Since our inception, we have incurred significant operating losses. We incurred net losses of $5.0 million and $5.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $59.2 million.

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

General Trends and Outlook

Recent Developments

CYWC628

We have manufactured two batches of the CYWC628 drug product in accordance with FDA’s Good Manufacturing Practices (CGMP). The batches will be released after they successfully pass all required safety and quality testing. We expect to begin manufacturing the third batch of CYWC628 in May 2026. We also completed site onboarding as outlined in the protocol for the DFU clinical trial in Australia and will activate additional sites if needed to support recruitment objectives. Based upon our progress to date, we expect to begin screening, enrolling and dosing patients in the second quarter of 2026. We will report six-week interim safety and primary efficacy data of the clinical trial once 28 patients from each of the three arms of the study have completed at least 6 weeks of treatment, which we expect will occur in the third quarter of 2026. We will report the final primary safety and efficacy data of the study once all the continuously enrolled patients that remain in all arms of the study have completed at least 12 weeks of treatment, which we expect will occur in the fourth quarter of 2026. Secondary outcome results of the study, which include monitoring for wound recurrence at the same site, will be reported once all the patients in each arm of the study that remain in the study have been assessed for a 6-month follow-up. For the second period of the clinical trial, patients enrolled in the standard of care arm of the study whose wounds did not heal, and still meet the inclusion/exclusion criteria of the study, will be provided the option of receiving the dose of CYWC628 with the highest efficacy from the first part of the study for up to 12 weeks to generate additional secondary outcome results. We expect to release the final report of the study, which will include all the primary and secondary outcomes outlined in the clinical trial, in the third quarter of 2027. These timelines have been extended as we resolve issues that arise during the manufacturing process. Please see “Risk Factors – Risks Related to Manufacturing” in our Annual Report and “Item 1A. Risk Factors – Risks Related to Manufacturing” in this Quarterly Report.

CYPS317

We have completed preliminary IND-enabling pre-clinical studies utilizing chronic and acute psoriasis mouse models to assess the potential use of intravenous administration of fibroblast spheroids for the treatment of psoriasis. We also completed IND-enabling animal model studies to determine the optimal efficacious dose range and the durability of treatment for mild to moderate, and moderate to severe psoriasis. On December 30, 2025, we filed a Phase 1/2 Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) seeking regulatory clearance to initiate clinical trials of CYPS317. We are in the process of updating our submission to the FDA based on feedback received.

Components of Results of Operations

Revenue

We have completed preliminary IND-enabling pre-clinical studies utilizing chronic and acute psoriasis mouse models to assess the potential use of intravenous administration of fibroblast spheroids for the treatment of psoriasis. We also completed IND-enabling animal model studies to determine the optimal efficacious dose range and the durability of treatment for mild to moderate, and moderate to severe psoriasis. On December 30, 2025, we filed a Phase 1/2 Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) seeking regulatory clearance to initiate clinical trials of CYPS317. We are in the process of updating our submission to the FDA based on feedback received.

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

Statements of Operations

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following tables set forth our results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Change Amount
	2026	2025
	(unaudited, in thousands)
Operating expenses:
Research and development	$2,953	$1,780	$1,173
General, administrative and other	2,115	2,751	(636)
Total operating expenses	5,068	4,531	537
Loss from operations	(5,068)	(4,531)	(537)
Other income/(expense)
Change in fair value of SEPA put option liability	54	(83)	137
Change in fair value of convertible debt	—	(451)	451
Other expense	(2)	—	(2)
Interest income	20	99	(79)
Interest expense	(4)	—	(4)
Total other income/(expense)	68	(435)	503
Net loss	$(5,000)	$(4,966)	$(34)

Research and Development Expenses

Research and development expenses were $3.0 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $1.2 million was primarily due to:

•
increased CRO costs of $1.8 million to prepare for a clinical trial;
•
decreased contract research costs of $0.3 million; and

•
decreased supplies expenses of $0.3 million

Research and development expenses are not tracked by product candidate.

General, Administrative and Other Expenses

General, administrative and other expenses were $2.1 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $0.6 million was primarily due to:

•
decreased personnel expenses of $0.2 million which consisted of severance and vacation accrual costs in the prior year
•
decreased professional fees of $0.4 million such as legal and accounting fees
•
decreased travel expenses of $0.1 million
•
increased costs associated with Nasdaq listing costs of $0.1 million

Change in fair value of SEPA put option liability

The change in fair value of the SEPA put option liability was a gain of $0.1 million during the three months ended March 31, 2026 and resulted primarily from changes in stock price and other assumptions used in the valuation model.

Change in fair value of convertible debt

We received advances in the form of convertible notes pursuant to the SEPA in December 2024 and June 2025 and elected to account for the short-term convertible notes under the fair value option. Under the fair value option, all costs associated with raising the funds were expensed immediately. The convertible notes were fully paid off in November 2025.

Other income/(expense)

There is $2,000 of other expense for the three months ended March 31, 2026 for foreign currency exchange rate and none in other income for the three months ended March 31, 2025.

Interest income

Interest income was approximately $20,000 and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Interest income is comprised of interest income and unrealized gain/losses on cash equivalents.

Interest expense

Interest expense was approximately $4,000 and $0 for the three months ended March 31, 2026 and 2025, respectively.

Income taxes

The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Overview

Through March 31, 2026, we have financed our operations primarily with various borrowings and stock offerings. As of March 31, 2026, we had cash and cash equivalents of $1.5 million and an accumulated deficit of $59.2 million.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(4,364)	$(5,275)
Net cash used in investing activities	—	(43)
Net cash provided by financing activities	952	—

Net decrease in cash and cash equivalents	$(3,412)	$(5,318)

Cash Flows from Operating Activities

Net cash used in operating activities was $4.4 million and $5.3 million for the three months ended March 31, 2026 and 2025, respectively, and consisted primarily of net losses of $5.0 million and $5.0 million, respectively. Noncash expenses consisting of stock-based compensation expense of $0.7 million, and amortization of operating lease right-of-use asset of $0.2 million partially offset the net loss, while a decrease in prepaid expenses of $0.4 million, a decrease in accounts payable and accrued expenses of $0.1 million, and a decrease in operating lease liability of $0.2 million added to the cash used in operations in the three months ended March 31, 2026. In addition, we issued a note receivable of $0.4 million. For the three months ended March 31, 2025, noncash expenses consisting of change in fair value of convertible debt of $0.3 million, change in fair value of SEPA put option liability of $0.1 million, net loss on issuance of Common Stock in exchange for convertible debt of $0.2 million, stock-based compensation expense of $0.6 million, and amortization of operating lease right-of-use asset of $0.1 million partially offset the net loss, while an increase in prepaid expenses of $0.4 million, a decrease in accounts payable and accrued expenses of $1.0 million, and a decrease in operating lease liability of $0.1 million added to the cash used in operations.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.0 million and approximately $43,000 for the three months ended March 31, 2026 and 2025, respectively, and consisted primarily of laboratory equipment purchases.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.0 million and $0.0 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the Company issued stock from its SEPA for $0.8 million. In addition, the company received proceeds from a loan for D&O costs of $0.3 million and repaid $0.1 million.

Funding Requirements

We have incurred operating losses since our formation and expect such losses to continue in the future as we build infrastructure, develop intellectual property and conduct research and development activities. Moreover, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. We do not have any products approved for sale, and we have never generated any revenue from product sales. We have primarily relied on a combination of angel investors, private debt placements, convertible debt issuances, and sales of equity to fund our operations. As of March 31, 2026, we had an accumulated deficit of $59.2 million and cash and cash equivalents of $1.5 million. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current or future product candidates and we do not know when, or if, that will occur. Unless and until such time that revenue and net income are generated, we will need to continue to raise additional capital. These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements included in this Quarterly Report. The financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to raise additional capital. We believe we will be able to obtain additional capital through equity financings or other arrangements to fund operations; however, there can be no assurance that such additional financing, if available, can be obtained on acceptable terms. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. During the three months ended March 31, 2026, we have implemented measures to reduce operating expenses including delaying certain research and development project spend while prioritizing near term pipeline projects, limiting finance, legal and administrative costs, and pursuing options to limit spend on office space. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, and other licensing arrangements. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us.

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

Contractual Obligations and Commitments

We have material cash requirements and other contractual obligations related to our office and lab rent (as described in Note 10, “Leases, Commitments and Contingencies” to the financial statements in this Quarterly Report).

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management, including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10–Q. During the preparation of our financial statements for the three months ended March 31, 2026, our management identified a material weakness in our internal control over financial reporting due to a lack of segregation of duties. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, our management identified a material weakness in our internal controls within the financial reporting function that resulted from an ineffective design and implementation of controls over proper segregation of duties for the period of time covered by our consolidated financial statements prior to our Chief Financial Officer joining us in June 2025 when all financial functions were handled by a single individual, and afterward, through March 31, 2026, due to a limited number of individuals. Based upon such evaluation, and due to the material weakness identified, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These factors raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our Common Stock, and it may be more difficult for us to obtain financing. If existing or potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. During the three months ended March 31, 2026, we have implemented measures to reduce operating expenses including delaying certain research and development project spend while prioritizing near term pipeline projects, limiting finance, legal and administrative costs, and pursuing options to limit spend on office space. If we are unable to continue as a going concern, we will be forced to further delay, reduce, or discontinue our research and development programs or consider other various strategic alternatives and you could lose all or part of your investment in us.

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

The manufacture of biologic cell therapy product candidates, and products, if approved, is complex and requires significant expertise and capital investment, including developing advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process, and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of critical components. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including consistency, stability, purity, and efficacy of the product, product testing, operator error, and availability of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. For example, (i) timelines for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia were extended as we worked with our CDMO to resolve process issues with the manufacturing training runs and increase the number of aseptic process simulation runs needed to confirm sterility of the manufacturing process before we began the manufacture of CYWC628 for the clinical trial, and (ii) low yields from the manufacture of the first two batches of the CYWC628 drug product will require us to spend significant financial resources to manufacture additional batches of the CYWC628 drug product, as needed, in order to complete the DFU trial. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability, purity, and efficacy failures, deficiencies, or other issues relating to manufacturing our product candidates will not occur in the future.

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

We have contracted with CDMOs for the production of our master cell banks and working cell banks for our fibroblast cell-based product candidates to enable clinical trials. If the CDMO is unable to produce our master cell banks, working cell banks and our fibroblast cell-based product candidates to enable clinical trials, we may encounter delays, additional costs, or technical failure of one or more of our product candidates. For example, (i) timelines for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia were extended as we worked with our CDMO to resolve process issues with the manufacturing training run and increase the number of aseptic process simulation runs needed to confirm sterility of the manufacturing process before we began the manufacture of CYWC628 for the clinical trial and (ii) low yields from the manufacture of the first two batches of the CYWC628 drug product will require us to spend significant financial resources to manufacture additional batches of the CYWC628 drug product, as needed, in order to complete the DFU trial.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, formulation, materials, and processes, are altered along the way in an effort to optimize processes and product characteristics. Such alterations can also occur due to changes in manufacturers. Such changes carry the risk that they will not achieve their intended objectives. Any such changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with product candidates produced using the modified manufacturing methods, materials, and processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay the completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials beyond those we currently anticipate, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates if approved. In addition, we may be required to make significant changes to our upstream and downstream processes across our pipeline, which could delay the development of future product candidates. For example, (i) we encountered process issues with the manufacturing training run of CYWC628 and needed to increase the number of aseptic process simulation runs needed to confirm sterility of the manufacturing process before we began the manufacture of CYWC628 for the clinical trial, and (ii) low yields from the manufacture of the first two batches of the CYWC628 drug product will require us to spend significant financial resources to manufacture additional batches of the CYWC628 drug product, as needed, in order to complete the DFU trial. These issues have caused us to extend the timelines for the initiation and completion of our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia. If changes are needed to the manufacturing methods for CYWC628 as a result of these issues, the timing for the completion of our clinical trial in Australia may be further delayed.

We rely on third parties for our manufacturing process and may, in the future, depend on third-party manufacturers for our product candidates, and this increases the risk related to the timely and sufficient production of our product candidates.

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing our cell therapy product candidates. Third-party manufacturers may be unable to comply with cGMP regulations or similar regulatory requirements outside the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA, or other regulatory authorities, we will not be able to produce our product candidates. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. For example, (i) we worked with our CDMO to resolve process issues with the manufacturing training runs of CYWC628 and increase the number of aseptic process simulation runs needed to confirm sterility of the manufacturing process before we began the manufacture of CYWC628 for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia, and (ii) low yields from the manufacture of the first two batches of the CYWC628 drug product will require us to spend significant financial resources to manufacture additional batches of the CYWC628 drug product, as needed, in order to complete the DFU trial. If these issues are not resolved, we will be unable to manufacture the required batches of CYWC628 to complete our clinical trial in a timely manner. If the FDA, the EMA, or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations. Furthermore, the raw materials for our product candidates may be sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply, or storage issues or otherwise, we could experience delays, disruptions, suspensions, or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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

On July 1, 2025, we received a notification letter from the Nasdaq Listing Qualifications Staff, or the Staff, notifying us that the closing bid price of our shares of common stock was below the minimum closing bid price of $1.00 per share during the previous 30 consecutive trading days as required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), or the Bid-Price Rule. Additionally, on August 4, 2025, we received a notification letter from the Staff notifying us that we do not meet the requirement in Nasdaq Listing Rule 5550(b)(2) to maintain a minimum market value of listed securities, or MVLS, of $35.0 million that is required for continued listing on The Nasdaq Capital Market, or the MVLS Rule. On December 30, 2025, we received a notification indicating that the Staff planned to delist our securities due to our continued non-compliance with the Bid-Price Rule as of December 29, 2025, unless we timely requested a hearing before the Nasdaq Hearings Panel, or the Panel. We timely requested a hearing before the Panel. On February 3, 2026, we received formal notice from the Staff that, based on our continued non-compliance with the MVLS Rule, the deficiency served as an additional basis for the delisting of our common stock. The notice indicated that, in addition to the deficiency under the Bid Price Rule, the Panel would consider our plan to regain compliance with the MVLS Rule in their decision regarding our request for continued listing on the Nasdaq Capital Market. At our hearing before the Panel, we presented our plan to regain compliance with both the Bid-Price Rule and the MVLS Rule. On February 12, 2026, we received a determination from the Panel granting our request for the continued listing of our common stock on the Nasdaq Capital Market, subject to our satisfying (i) the equity standard of $2.5 million required under Rule 5550(b)(1), or the Equity Rule, as an alternative to the MVLS Rule on or before February 27, 2026, (ii) the Bid Price Rule on or before April 13, 2026, and (iii) all other applicable criteria for continued listing on Nasdaq on or before April 13, 2026.

On March 9, 2026, we received notice from Nasdaq that we had demonstrated compliance with the Equity Rule in lieu of the MVLS Rule. The compliance determination also noted that we remained subject to a Mandatory Panel Monitor with respect to the Equity Rule for a period of one year from March 9, 2026. If within that one-year monitoring period we fail to satisfy the Equity Rule, we will not be permitted to provide the Staff with a compliance plan nor would the Staff be permitted to grant additional time to us to regain compliance. Instead, the Staff will issue a delist determination, at which time we may request a new hearing before a Nasdaq Hearings Panel. Such request would stay any delisting action by Nasdaq at least pending the conclusion of the hearing process.

On April 17, 2026, we received formal notice from Nasdaq that we have demonstrated compliance with the Bid-Price Rule and all other applicable criteria for continued listing on the Nasdaq Capital Market. Accordingly, the previously disclosed listing matters have been closed. We were also informed that we will remain subject to a Mandatory Panel Monitor for a period of one year from April 17, 2026. If within that one-year monitoring period we fail to maintain compliance with the Bid Price Rule, we will not be afforded a cure period to regain compliance with the Bid Price Rule. Instead, Staff will issue a delist determination, at which time we may request a new hearing before a Nasdaq Hearings Panel. Such request would stay any further delisting action by Nasdaq at least pending the conclusion of the hearing process.

We continue to actively monitor our performance with respect to the listing standards and will consider available options to resolve any deficiency and maintain compliance with the Nasdaq rules. There can be no assurance that we will be able to maintain compliance or, if we fall out of compliance, regain compliance with any deficiency, or if we implement an option that regains our compliance, maintain compliance thereafter. If we are deficient under the Nasdaq continued listing standards and fail to regain compliance with such standards, our common stock will be subject to delisting from Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding all unregistered securities we sold during the three months ended March 31, 2026. Unless stated otherwise, the sales of the securities listed below were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Below is a summary of shares sold to YA II PN, LTD., or Yorkville, pursuant to the standby equity purchase agreement, or the SEPA, dated December 20, 2024, with Yorkville, during the three months ended March 31, 2026. Shares were sold at a 4% discount to the applicable market price.

Date	Cash Received	Shares Issued	Price Per Share
March 12, 2026	$180,799	26,667	$7.064
March 12, 2026	$9,686	1,441	$7.000
March 18, 2026	$323,050	65,000	$5.178
March 24, 2026	$128,053	26,667	$5.002
March 24, 2026	$64,000	13,333	$5.000

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

Director Departure

On April 29, 2026, Stacy Coen notified our board of directors, or the Board, that she will not be standing for re-election to the Board at our upcoming annual meeting of stockholders on June 22, 2026, or the Annual Meeting. Accordingly, her current term will expire at the conclusion of the Annual Meeting. Ms. Coen’s decision not to stand for re-election is not the result of any disagreement between us and her on any matter relating to our operations, policies or practices.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41934	3.1	August 28, 2024

3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41934	3.1	June 13, 2025

3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41934	3.1	April 3, 2026

3.4	Second Amended and Restated Bylaws of the Registrant	8-K	001-41934	3.1	April 17, 2026

4.1	Form of Common Stock Purchase Warrant issued April 2, 2026	8-K	001-41934	4.1	April 2, 2026

4.2	Form of Pre-Funded Common Stock Purchase Warrant issued April 2, 2026	8-K	001-41934	4.2	April 2, 2026

4.3	Form of Placement Agent Warrant issued April 2, 2026	8-K	001-41934	4.3	April 2, 2026

10.1	Form of Securities Purchase Agreement, dated March 31, 2026, between Fibrobiologics, Inc. and the purchasers named therein	8-K	001-41934	10.1	April 2, 2026

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

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

FIBROBIOLOGICS, INC.

Date: April 30, 2026	By:	/s/ Jason D. Davis
Jason D. Davis Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)