Form 10-Q
period 2026-06-30
FibroBiologics, Inc.
filed 2026-07-31
CIK 1958777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2026.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41934

FibroBiologics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3329066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9350 Kirby Drive, Suite 300 Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)

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

On July 31, 2026, 6,658,193 shares of FibroBiologics, Inc.’s Common Stock, $0.00001 par value per share, were outstanding.

FibroBiologics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2026

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
•
our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market;
•
the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
•
the impact of laws and regulations; and
•
the risks described in this Quarterly Report under Part II, Item 1A, “Risk Factors,” in our Annual Report (as defined below) under Item 1A, “Risk Factors,” and our other filings with the SEC.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FibroBiologics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,515	$4,894
Research and development supplies and other current assets	1,807	—
Prepaid expenses	528	1,455
Total current assets	5,850	6,349
Property and equipment, net	710	842
Operating lease right-of-use asset, net	1,321	2,380
Other assets	48	48
Total assets	$7,929	$9,619

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,821	$945
Operating lease liability, short-term	258	706
Loan payable	124	—
SEPA put option liability	10	108
Total current liabilities	2,213	1,759
Operating lease liability, long-term	1,080	1,704
Total liabilities	3,293	3,463

Stockholders’ equity
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025	—	—
Preferred Stock, $0.00001 par value; 2,500 Series C Preferred shares authorized; 125 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Voting Common Stock, $0.00001 par value; 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 6,080,560 shares and 3,325,986 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	67,916	60,319
Accumulated deficit	(63,281)	(54,164)
Total stockholders’ equity	4,636	6,156
Total liabilities and stockholders’ equity	$7,929	$9,619

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

FibroBiologics, Inc.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,658	$2,041	$4,611	$3,821
General, administrative and other	2,375	2,449	4,490	5,200
Total operating expenses	4,033	4,490	9,101	9,021

Loss from operations	(4,033)	(4,490)	(9,101)	(9,021)
Other income/(expense):
Change in fair value of SEPA put option liability	—	73	54	(10)
Change in fair value of convertible debt	—	334	—	(117)
Other expense	(92)	(625)	(94)	(625)
Interest income	15	50	35	149
Interest expense	(7)	—	(11)	—
Total other expense	(84)	(168)	(16)	(603)
Net loss	$(4,117)	$(4,658)	$(9,117)	$(9,624)
Net loss per share, basic and diluted	$(0.66)	$(2.41)	$(1.81)	$(5.11)
Weighted-average shares outstanding, basic and diluted	6,272,541	1,931,763	5,029,640	1,883,281

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

FibroBiologics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited, in thousands, except shares)

	Series C Preferred Stock		Voting Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2025	125	$—	3,325,986	$1	$60,319	$(54,164)	$6,156
Issuance of Voting Common Stock	—	—	133,108	—	750	—	750
Exercise of pre-funded warrants	—	—	53,750	—	—	—	—
Issuance of fractional shares from reverse stock split	—	—	343	—	—	—	—
Stock-based compensation expense	—	—	—	—	694	—	694
Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance (Unaudited) - March 31, 2026	125	$—	3,513,187	$1	$61,763	$(59,164)	$2,600
Issuance of Voting Common Stock	—	—	1,323,433	—	2,862	—	2,862
Issuance of pre-funded warrants	—	—	—	—	2,584		2,584
Exercise of pre-funded warrants	—	—	1,243,940	—	—	—	—
Stock-based compensation expense	—	—	—	—	707	—	707
Net loss	—	—	—	—	—	(4,117)	(4,117)
Balance (Unaudited) – June 30, 2026	125	$—	6,080,560	$1	$67,916	$(63,281)	$4,636

	Series C Preferred Stock		Voting Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2024	125	$—	1,754,286	$—	$38,253	$(35,518)	$2,735
Issuance of Voting Common Stock for commitment fee payable	—	—	5,950	—	250	—	250
Conversion of Short-term convertible note payable into Voting Common Stock	—	—	117,530	—	3,780	—	3,780
Stock-based compensation expense	—	—	—	—	551	—	551
Net loss	—	—	—	—	—	(4,966)	(4,966)
Balance (Unaudited) - March 31, 2025	125	$—	1,877,766	$—	$42,834	$(40,484)	$2,350
Conversion of Short-term convertible debt into Voting Common Stock	—	—	156,358	—	2,439	—	2,439
Stock-based compensation expense	—	—	—	—	729	—	729
Net loss	—	—	—	—	—	(4,658)	(4,658)
Balance (Unaudited) – June 30, 2025	125	$—	2,034,124	$—	$46,002	$(45,142)	$860

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

FibroBiologics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(9,117)	$(9,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of SEPA put option liability	(54)	10
Change in fair value of convertible debt	—	117
Non-cash original discount on convertible debt	—	625
Stock-based compensation expense	1,401	1,280
Gain on termination of operating lease	(32)	—
Amortization of operating lease right-of-use asset	266	254
Depreciation expense	132	113
Changes in operating assets and liabilities:
Research and development supplies and other current assets	(1,807)	—
Prepaid expenses	927	(1,108)
Accounts payable and accrued expenses	876	(646)
Other current assets	—	18
Other assets	—	(48)
Operating lease liability	(247)	(250)
Net cash used in operating activities	(7,655)	(9,259)

Cash flows from investing activities
Purchases of property and equipment	—	(256)
Net cash used in investing activities	—	(256)

Cash flows from financing activities
Proceeds from short-term convertible debt	327	4,375
Repayments of short-term borrowing	(203)	—
Proceeds from issuance of pre-funded warrants, net of direct costs	2,584	—
Proceeds from issuance of common stock, net of direct costs	3,568	—
Net cash provided by financing activities	6,276	4,375

Net decrease in cash and cash equivalents	(1,379)	(5,140)
Cash and cash equivalents, beginning of period	4,894	13,985
Cash and cash equivalents, end of period	$3,515	$8,845

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$7	$5

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$—	$1,575
Issuance of Voting Common Stock for commitment fee payable	$—	$250
Conversion of Short-term convertible debt into shares of common stock	$—	$6,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FibroBiologics, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

Formation of Wholly-Owned Subsidiary

On June 12, 2025, the Company formed a wholly-owned subsidiary, FibroBiologics Australia Pty Ltd. This entity acts as the local sponsor for the Company's twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia.

Going Concern and Management’s Plan

The Company has incurred operating losses since Inception and expects such losses to continue in the future as it builds infrastructure, develops intellectual property, and conducts research and development activities. The Company has primarily relied on a combination of angel investors, private debt placements, convertible debt issuances, and sales of equity to fund its operations. As of June 30, 2026, the Company had an accumulated deficit of $63.3 million and cash and cash equivalents of $3.5 million. A transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure. The Company currently does not generate revenues and may never achieve profitability. Unless and until such time that revenue and net income are generated, the Company will need to continue to raise additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the condensed consolidated financial statements. While management has implemented plans to obtain additional funding, these plans are not sufficient to alleviate the substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the balance sheets as total assets. The CODM evaluates performance and allocates resources based on net income (loss) that also is reported on the condensed consolidated statements of operations as net loss, and cash used in operations. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s condensed consolidated statements of operations, and expenses are not regularly provided to or reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources. Other segment items included in net loss primarily include changes in the fair value of the Company’s financial instruments and other income and expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed consolidated balance sheet as of June 30, 2026, unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, unaudited condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, and the accompanying notes are unaudited. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 24, 2026 (as amended on March 13, 2026), which contains the audited financial statements and notes thereto. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025, the unaudited condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025. The December 31, 2025 condensed consolidated balance sheet included herein was derived from the audited financial statements, but it does not include all disclosures or notes required by GAAP for complete financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash balances and short-term, liquid investments with an original maturity date of three months or less at the time of purchase. The Company had $3.5 million and $4.9 million of cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Research and development supplies

Materials acquired to be used in clinical research, that have an alternative future use, are capitalized when the materials are acquired, and included in research and development supplies. These supplies are recognized as expense as they are consumed through use for testing or clinical activities, or have spoiled. The costs of materials that were acquired for a particular research and development activity and have no alternative future use are expensed in the period acquired.

Research and development supplies purchased, valued at cost, and capitalized for future use were $1.4 million and $0 at June 30, 2026 and December 31, 2025, respectively.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company will recognize an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measure any impairment loss based on the difference between the carrying amount and estimated fair value. There were no such losses for the three and six months ended June 30, 2026 and 2025.

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

Operating leases are included in operating lease right-of-use asset, operating lease liability, short-term, and operating lease liability, long-term on the Company’s condensed consolidated balance sheets.

The Company has elected in accordance with ASC 842-20-25-2 an accounting policy to not record short-term leases, defined as those with terms of 12 months or less, on the condensed consolidated balance sheets. Rent expense recorded under leases, for financial statement purposes, is recognized on a straight-line basis over the lease term based on the most recent contractual terms available.

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

Derivatives

Derivative financial instruments are recorded at fair value on the condensed consolidated balance sheets. Liability classified derivatives are remeasured at their fair value at each reporting date, with decreases or increases in the fair value recognized as other gain or loss, respectively, within the unaudited condensed consolidated statement of operations. Equity classified derivatives are not remeasured at each reporting date. If a liability classified derivative becomes eligible for reclassification to an equity classified derivative, any gains or losses recognized up to the point of reclassification are not reversed. If an equity classified instrument is subsequently required to be reclassified as a liability, an amount reflective of that instrument's fair value would be reclassified to a liability at that time.

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

Marketing and Advertising Costs

Marketing and advertising costs to promote the Company and its product candidates are expensed as incurred. Marketing and advertising expenses were $0.1 million and $0.3 million for the three and six months ended June 30, 2026, respectively. Marketing and advertising expenses were $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.

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

Reverse Stock Split

On March 30, 2026, the Company effected a reverse split of the Company's issued and outstanding common stock, (the "March 2026 Reverse Split"). The March 2026 Reverse Split was at a ratio of one share for every 20 shares previously held with no change in the par value per share. The March 2026 Reverse Split did not change the number of authorized shares of common stock. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, as amended, the outstanding shares of Series C Preferred Stock were proportionately adjusted following the March 2026 Reverse Split. The adjustment to the outstanding shares of Series C Preferred Stock did not change the number of authorized shares of Series C Preferred Stock.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses (“ASU 2024-03”), which is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the condensed consolidated financial statements. The Company is in the process of evaluating the impact of this new guidance on its condensed consolidated financial statements.

3. Net Loss per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net loss	$(4,117)	$(4,658)	$(9,117)	$(9,624)
Denominator:
Weighted-average shares outstanding, basic and diluted	6,272,541	1,931,763	5,029,640	1,883,281
Net loss per share, basic and diluted	$(0.66)	$(2.41)	$(1.81)	$(5.11)

For the three and six months ended June 30, 2026 and 2025, the Company reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. In accordance with ASC 260-10-45-13, the Company's 4,081,633 pre-funded warrants which were issued to an investor on June 29, 2026 are considered outstanding in the context of basic earnings per share.

4. Research and Development Supplies and Other Current Assets

The Company's research and development supplies consist of materials that are currently being manufactured at its contract development and manufacturing organization and are valued at cost, and capitalized for future use. These supplies were $1.4 million and $0 at June 30, 2026 and December 31, 2025, respectively.

Other current assets consist of a $0.4 million note receivable to a shareholder of the Company, Golden Knight Incorporated, LP (the "Note"). The Note is due on January 14, 2027 and has an interest rate of 3.63%. The Company accounts for the note receivable under ASC 310, Receivables. As the note is short-term in nature with a one year maturity, and there is an applicable federal interest rate applied, and the Company expects full repayment at the end of the term, the note is classified as an asset rather than as equity.

5. Property and Equipment

Property and equipment, net consist of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Laboratory equipment	$1,198	$1,198
Computer equipment, software, and other	92	92
Total property and equipment at cost	1,290	1,290
Less: Accumulated depreciation	(580)	(448)
Property and equipment, net	$710	$842

The useful life of laboratory equipment is five years, and the useful life of computer equipment, software, and other is three years, for depreciation. Depreciation expense was $66,000 and $60,000 for the three months ended June 30, 2026 and 2025, respectively, and was $132,000 and $113,000 for the six months ended June 30, 2026 and 2025, respectively.

6. Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy. Cash equivalents include instruments such as money market accounts and other short-term treasuries.

	Fair Value Measurement as of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$892	$—	$—	$892
Total assets fair value	$892	$—	$—	$892

Liabilities:
SEPA put option liability	$—	$—	$10	$10
Total liabilities fair value	$—	$—	$10	$10

	Fair Value Measurement as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,860	$—	$—	$2,860
Total assets fair value	$2,860	$—	$—	$2,860

Liabilities:
SEPA put option liability	$—	$—	$108	$108
Total liabilities fair value	$—	$—	$108	$108

The following table summarizes the activity related to Level 3 financial liabilities for the six months ended June 30, 2026:

(in thousands)	SEPA Put Option Liability
Fair value at December 31, 2025	$108
Change in fair value of SEPA put option liability	(54)
Sales under SEPA Agreement	(44)
Conversions of convertible debt into shares of common stock	—
Change in fair value of convertible debt	—
Fair value at June 30, 2026	$10

The following table summarizes the activity related to Level 3 financial liabilities for the six months ended June 30, 2025:

(in thousands)	Short-term Convertible Debt	SEPA Put Option Liability
Fair value at December 31, 2024	$9,168	$460
Change in fair value of SEPA put option liability	—	10
Addition of short-term convertible debt	5,000	—
Conversions of convertible debt into shares of common stock	(6,219)	—
Change in fair value of convertible debt	117	—
Fair value at June 30, 2025	$8,066	$470

As further described in Note 8, the Company issued short-term convertible debt on December 20, 2024 and December 30, 2024 with a total principal balance of $10.0 million and recorded those notes at their initial fair values totaling $9.3 million. On June 16, 2025, the Company issued short-term convertible debt with a principal balance of $5.0 million and recorded those notes at their initial fair value of $4.5 million. The December 30, 2024 note was repaid in June 2025, the June 16, 2025 note was repaid in October 2025, and the December 20, 2024 note was paid off in November 2025 and the total of the fair values of these notes at June 30, 2025 was $8.1 million. Assumptions used in the valuation model at June 30, 2025 for these notes included the closing bid price of $0.62, a term of 0.47 year, an annual risk-free rate of 4.3%, and a volatility of 60%, and at December 31, 2024 for both notes included the closing bid price of $2.00, a term of one year, an annual risk free rate of 4.1%, and a volatility of 60%.

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

There were no transfers in or out of Level 1, Level 2 or Level 3 assets and liabilities for the six months ended June 30, 2026.

7. Stockholders’ Equity

The Company’s Amended and Restated Certificate of Incorporation was amended on March 30, 2026, to effect the March 2026 Reverse Split.

Authorized Capital - As of June 30, 2026, the Company authorized 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, of which 2,500 were designated shares of Series C preferred stock.

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

On May 1, 2026, the Company entered into an At-The-Market Offering Agreement, or the Sales Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell shares of its common stock having up to an aggregate sales price of up to $7.5 million, or the ATM Program. Any shares of common stock sold will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-284663). The Company will pay Wainwright compensation for sales of our common stock sold pursuant to the Sales Agreement of 3.0% of the gross proceeds of any shares of its common stock sold under the Sales Agreement. During the six months ended June 30, 2026, the Company sold 294,645 shares at an average price of $1.11 for net proceeds of $0.3 million utilizing its ATM Program.

On June 25, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Purchaser”) for a private placement offering (the “Offering”), pursuant to which the Company received gross proceeds of $3,000,000, before deducting placement agent fees and other offering expenses, in consideration of (i) pre-funded warrants in lieu of shares (the “Shares”) of the Company’s Common Stock to purchase up to 4,081,633 shares of Common Stock (the “Pre-Funded Warrants”), (ii) warrants to purchase up to 4,081,633 shares of Common Stock at an exercise price of $0.735 per share, which will be exercisable on or after the effective date of stockholder approval (the “Stockholder Approval Date”) of the issuance of the shares of Common Stock upon exercise of such warrants (the “Stockholder Approval”) and will expire 18 months from the later of the Stockholder Approval Date and the effective date (the “Effective Date”) of the resale registration statement registering the shares of common stock issuable upon exercise of such warrants (the “Short-term Warrants”) and (iii) warrants to purchase up to 4,081,633 shares of Common Stock at an exercise price of $0.735 per share, which will be exercisable on or after the Stockholder Approval Date and will expire 5 years from the later of the Stockholder Approval Date and the Effective Date (the “Long-term Warrants” and together with the Short-term Warrants, the “Warrants”) at a purchase price of $0.735 per share (the “Offering Price”) of Common Stock (or $0.73499 per Pre-Funded Warrant in lieu thereof (equal to the Offering Price, minus $0.00001, the exercise price of each Pre-Funded Warrant)) and associated Warrants. The exercisability of the

Warrants is subject to stockholder approval as described below. The Offering closed on June 29, 2026. In addition, the Company issued warrants to purchase up to 285,714 shares of Common Stock at an exercise price of $0.9188 per share to the Placement Agent, or its designees (the “Placement Agent Warrants”), which have substantially the same terms as the Long-term Warrants described above except for the exercise price. The exercisability of the Placement Agent Warrants is subject to stockholder approval.

8. Standby Equity Purchase Agreement

On December 20, 2024, the Company entered into the Standby Equity Purchase Agreement (the "SEPA"). Pursuant to the SEPA, the Company may require the investor to purchase up to $10.0 million of shares of Common Stock by delivering written notice to the investor.

Below is a summary of sales to the investor pursuant to the SEPA during the six months ended June 30, 2026.

Date	Cash Received	Shares Issued	Price Per Share
March 12, 2026	$180,799	26,667	$7.064
March 12, 2026	$9,686	1,441	$7.000
March 18, 2026	$323,050	65,000	$5.178
March 24, 2026	$128,053	26,667	$5.002
March 24, 2026	$64,000	13,333	$5.000

The SEPA was accounted for as a liability under ASC 815 because it includes an embedded put option and an embedded forward option. The put option was recognized at inception and the forward option will be recognized upon the issuance of a notice for the sale of the Company’s Common Stock. The fair value of the derivative liability related to the embedded put option was estimated at $0.1 million at December 31, 2025. The SEPA put option liability is recognized as a current liability on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. The change in estimated issuance date fair value is presented as a single line item within other income/(expense) in the accompanying condensed consolidated statements of operations under the caption, Change in fair value of SEPA put option liability. The embedded forward option was deemed to have no value at June 30, 2026 and December 31, 2025 because there were no notices for the sale of the Company’s Common Stock as of June 30, 2026 and December 31, 2025.

9. Income Taxes

The Company did not record any tax provision or benefit for the six months ended June 30, 2026 and 2025. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at June 30, 2026 and December 31, 2025.

10. Leases, Commitments and Contingencies

In October 2022, the Company entered into a lease agreement for office space with a term of 62 months, which was to expire on November 30, 2027. This lease was accounted for as an operating lease under the ASC 842 guidance for lease accounting. A right-of-use lease asset and lease liability of $2.3 million each were recorded at inception of the lease term using a discount rate of 7.5%. The Company entered into a termination agreement regarding its office space and terminated this lease on April 2, 2026. For consideration of $45,108, the Company and the sublandlord agreed to terminate the lease agreement and future payments owed of $826,470.

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

Rent expense for the three and six months ended June 30, 2026 was $0.1 million and $0.3 million, respectively. Rent expense for the three and six months ended June 30, 2025 were $0.2 million and $0.4 million, respectively. As of June 30, 2026, noncancelable lease payments under operating leases were $1.5 million.

Maturities of operating lease liability as of June 30, 2026 were as follows:

(in thousands of dollars)
2027	$335
2028	344
2029	351
2030	359
2031	153
Thereafter	—
Total lease payments	1,542
Less: Imputed interest	(204)
Total lease liability	1,338
Less: Current lease liability	(258)
Total non-current lease liability	$1,080

11. Share-Based Compensation

The Company adopted on August 10, 2022, and the stockholders approved on August 18, 2022, the 2022 Stock Plan. On April 22, 2026, the Company adopted the 2026 Equity and Incentive Compensation Plan (the “Plan”) and on June 22, 2026, the stockholders approved the Plan. The Plan provides for the grant of stock options (including stock options intended to be “incentive stock options” as defined in Section 422 of the Code), appreciation rights, restricted stock, RSUs, performance shares, performance units, cash incentive awards and certain other awards based on or related to shares of the Company’s common stock.

As of June 30, 2026 and December 31, 2025, there were 1,938,756 and 328,442 shares available for future issuance under the Plan, respectively.

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands of dollars)	2026	2025	2026	2025
Research and development	$111	$116	$218	$200
General and administrative	596	613	1,183	1,080
Total stock-based compensation expense	$707	$729	$1,401	$1,280

Unrecognized stock-based compensation costs related to unvested awards and the weighted-average period over which the costs are expected to be recognized as of June 30, 2026, are as follows:

Stock Options
Unrecognized stock-based compensation expense (in thousands)	$3,867
Expected weighted-average period compensation costs to be recognized (years)	2.1

A summary of the Company’s stock option activity is as follows:

	Stock Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	285,801	$47.80	8.0	$—
Granted	400,443	$1.19	—	$—
Exercised	—	$—	—	$—
Forfeited/canceled	—	$—	—	$—
Outstanding as of June 30, 2026	686,244	$20.63	8.9	$—
Exercisable as of June 30, 2026	188,259	$49.65	7.1	$—

The fair value of stock options granted to employees, directors, and consultants was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

Assumptions:	Six Months Ended June 30, 2026
Risk-free interest rate	4.23%
Expected volatility	110.53%
Expected term (years)	7.00
Expected dividend	N/A

The weighted-average grant date fair value of the options granted during the six months ended June 30, 2026 and 2025 was $1.04 per share and $0.87 per share, respectively.

12. Warrants

As of June 30, 2026, the Company accounts for all issued and outstanding warrants to purchase common stock as equity-classified instruments based on the guidance in ASC 480 and ASC 815.

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)
Outstanding as of December 31, 2025	1,125,228	$6.80	4.9
Granted	10,880,799	$0.88	3.9
Exercised	—	$—	—
Forfeited/canceled	—	$—	—
Outstanding as of June 30, 2026	12,006,027	$1.44	3.9
Exercisable as of June 30, 2026	12,006,027	$1.44	3.9

In addition to the common warrants listed above, the Company had pre-funded warrants to purchase up to an aggregate of 4,456,393 shares of Common Stock outstanding at June 30, 2026.

13. Subsequent Events

On July 17, 2026, an investor exercised 577,633 pre-funded warrants for $5.78 in proceeds and 577,633 shares of commons stock were issued.

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

Overview

We are a clinical-stage biotechnology company focused on developing and commercializing fibroblast-based therapies for patients suffering from chronic diseases with significant unmet medical needs, including wound healing, psoriasis, multiple sclerosis, degenerative disc disease, certain cancers, and potential human longevity applications including thymic involution reversal using a thymic organoid. Our most advanced product candidates are CYWC628, CYPS317, CYMS101 and CybroCell™.

We have completed our IND-enabling pre-clinical studies for the development of CYWC628 as a topically administered allogeneic fibroblast cell-based therapy for wound healing. Our pre-clinical studies focused on utilizing single cell fibroblasts, fibroblast spheroids, and fibroblast-derived materials to treat wounds in diabetic mice. We completed pre-clinical studies investigating (i) multiple administrations of CYWC628 spheroids on a chemically induced chronic wound NONcNZO10/LtJ and BKS.Cg-Dock7m +/+ LepRdb/J mouse model, (ii) dose titration to provide information on the proposed dose range of CYWC628, and (iii) acute and chronic toxicity. The results of our studies have shown statistically significant acceleration in the rate of wound closure, and statistically significant improvement in the quality of the healed wounds in comparison with both a marketed wound care product and control. We have initiated a twelve-week Phase 1/2 clinical trial in Australia for treatment of diabetic foot ulcers.

CYPS317 is our allogeneic, intravenously administered fibroblast spheroid cell-based investigational therapeutic for the treatment of psoriasis. We have completed preliminary IND-enabling pre-clinical studies utilizing chronic and acute psoriasis mouse models to assess the potential use of intravenous administration of fibroblast spheroids for the treatment of psoriasis. We also completed IND-enabling animal model studies to determine the optimal efficacious dose range and the durability of treatment for mild to moderate, and moderate to severe psoriasis. On December 30, 2025, we filed a Phase 1/2 Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) seeking regulatory clearance to initiate clinical trials of CYPS317. We are in the process of updating our submission to the FDA based on feedback received.

We are developing CYMS101 as an intravenously administered allogeneic fibroblast single cell, and fibroblast spheroid, cell-based therapy to treat multiple sclerosis or MS. After completing animal studies using CYMS101, we received approval from a U.S.-based IRB to conduct clinical investigations in Mexico using the fibroblast cell composition for patients with MS, and completed a Phase 1 study. The study was conducted in five participants. The primary objective of the study was to assess safety, and the secondary objective was to assess efficacy. The primary objective was achieved as we saw no adverse events related to the treatment - no adverse events during intravenous injection of the tolerogenic fibroblasts, no short or long-impact in complete blood count tests during the 16-week monitoring period, and no short or long impact in electrocardiogram results during the 16-week monitoring period. In addition, the study assessed clinical activity using a standard set of neurological assessments routinely used to assess MS. We are currently conducting further research to more fully characterize the mode of action of fibroblasts in oligodendrocyte expansion. We plan to file an IND application for a Phase 1/2 clinical trial relating to MS in the United States in 2026 after we receive FDA clearance for our IND relating to CYPS317. We expect to seek a strategic partner to collaborate with us on the development of CYMS101 either before initiating the Phase 1/2 study, or after its completion, if successful, and prior to commencing a potential Phase 3 clinical trial.

CybroCell™ is an investigational intradiscal administered allogeneic fibroblast cell-based therapy in development for degenerative disc disease and is being designed as an alternative method for repairing the cartilage of the intervertebral disc (or any other articular cartilage). We have completed two animal studies in rabbit models. The results from the studies were positive and supported our IND application to run a “first in human” trial. We received IND clearance from the FDA in 2018, conditional upon approval of our master cell bank, to evaluate this candidate in a planned clinical trial. We successfully carried out experiments that demonstrated the ability to use the CYWC628 spheroid master cell bank for the manufacturing of a modified CybroCell™ drug product for the treatment of degenerative disc disease. We also supported animal trials confirming that the therapeutic effects of the fibroblast-derived chondrocyte spheroids derived from the CYWC628 master cell bank are significantly better to those of single-cell fibroblasts, which supported our IND clearance with the FDA for the planned Phase I clinical trial for degenerative disc disease. Based on these results, we plan to work to amend the IND clearance with the FDA to replace single-cell fibroblasts, CybroCell™, with fibroblast-derived chondrocyte spheroids derived from the CYWC628 master cell bank. A timeline for the trial will be determined in connection with discussions with the FDA.

We also have human longevity, certain cancer, and artificial pancreatic organoid research programs in the very early stages of research and development. We plan to accelerate such programs as funding allows.

The manufacturing of our master cell bank and working cell bank for CYWC628 is now complete and both are certified as released by our CDMO. This CDMO has also manufactured CYWC628 for use in our twelve-week Phase 1/2 clinical trial for treatment of diabetic foot ulcers that we are conducting in Australia. If any of our product candidates receive marketing approval, we expect to evaluate the feasibility of building our own cGMP manufacturing facility or continuing to outsource manufacturing to a CDMO for clinical testing and commercial supply. We expect to rely on third parties for our cell therapy manufacturing process for the foreseeable future.

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

As of June 30, 2026, we had cash and cash equivalents of $3.5 million. Since our inception, we have incurred significant operating losses. We incurred net losses of $9.1 million and $9.6 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $63.3 million.

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

General Trends and Outlook

Recent Developments

CYWC628

We have manufactured three batches of the CYWC628 drug product in accordance with FDA’s Good Manufacturing Practices (cGMP). Two of these batches have been released and the third batch will be released after it successfully passes all required safety and quality testing.

We completed site onboarding as outlined in the protocol for the DFU clinical trial in Australia and began screening, enrolling and dosing patients in the second quarter of 2026. To date, recruitment and enrollment of patients is slower than anticipated, partly as a result of protocol eligibility requirements and higher than anticipated pre-screen failures. Additionally, some clinical study sites are experiencing limited patient pools, investigator departures, and limited resources. We are working to improve patient recruitment efforts and activate additional sites to support recruitment objectives and maintain applicable timelines for the trial.

We plan to report six-week interim safety and primary efficacy data of the clinical trial once 28 patients from each of the three arms of the study have completed at least 6 weeks of treatment, which we expect will occur in the second half of 2026. We plan to report the final primary safety and efficacy data of the study once all the continuously enrolled patients that remain in all arms of the study have completed at least 12 weeks of treatment, which we expect will occur in the fourth quarter of 2026. Secondary outcome results of the study, which include monitoring for wound recurrence at the same site, will be reported once all the patients in each arm of the study that remain in the study have been assessed for a 6-month follow-up. For the second period of the clinical trial, patients enrolled in the standard of care arm of the study whose wounds did not heal, and still meet the inclusion/exclusion criteria of the study, will be provided the option of receiving the dose of CYWC628 with the highest efficacy from the first part of the study for up to

12 weeks to generate additional secondary outcome results. We expect to release the final report of the study, which will include all the primary and secondary outcomes outlined in the clinical trial, in the third quarter of 2027. These timelines have been extended, and may be further extended, as we resolve issues that have arisen and may continue to develop during the manufacturing and development process. Please see “Risk Factors – Risks Related to Manufacturing” and “– Risks Related to Development, Regulatory Approval and Commercialization” in our Annual Report and “Item 1A. Risk Factors – Risks Related to Manufacturing” and “– Risks Related to Development, Regulatory Approval and Commercialization” in this Quarterly Report.

Nasdaq Delisting Determination

On July 22, 2026, we received a Staff Determination letter, or the Staff Determination, from Nasdaq notifying us that the Staff had determined to delist our securities from the Nasdaq Capital Market. The Staff Determination stated that the bid price of our listed securities had closed at less than $1.00 per share over the previous 30 consecutive business days, from June 8, 2026 through July 21, 2026, and that, as a result, we are not in compliance with the Bid Price Rule. The Staff Determination further stated that, although companies are normally afforded a 180-calendar day period to demonstrate compliance with the Bid Price Rule, we are not eligible for any such compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) due to the fact that we effected a reverse stock split over the prior one-year period. Unless we requested an appeal of this determination by July 29, 2026, Nasdaq staff had determined that our securities would be scheduled for delisting from The Nasdaq Capital Market and would be suspended at the opening of business on July 31, 2026. We timely requested a hearing before a Nasdaq Hearings Panel to appeal the Staff’s determination. The timely hearing request stays any further delisting actions through the hearing process. At the hearing, we expect to present our plan to regain compliance with Nasdaq’s continued listing requirements. There can be no assurance that we will be successful in our appeal, that the Nasdaq Hearings Panel will grant our request for continued listing, or that we will be able to regain or maintain compliance with any applicable Nasdaq listing requirements. Please see “Risk Factors – Risks Related to Ownership of Our Common Stock” in our Annual Report and “Item 1A. Risk Factors – Risks Related to Ownership of Our Common Stock” in this Quarterly Report.

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

Statements of Operations

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

The following tables set forth our results of operations for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Change Amount
	2026	2025
	(unaudited, in thousands)
Operating expenses:
Research and development	$1,658	$2,041	$(383)
General, administrative and other	2,375	2,449	(74)
Total operating expenses	4,033	4,490	(457)
Loss from operations	(4,033)	(4,490)	457
Other income/(expense)
Change in fair value of SEPA put option liability	—	73	(73)
Change in fair value of convertible debt	—	334	(334)
Other expense	(92)	(625)	533
Interest income	15	50	(35)
Interest expense	(7)	—	(7)
Total other income/(expense)	(84)	(168)	84
Net loss	$(4,117)	$(4,658)	$541

Research and Development Expenses

Research and development expenses were $1.7 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $0.4 million was primarily due to:

•
decreased CRO costs of $0.3 million as clinical validation changed to manufacturing, and certain costs were capitalized to research and development supplies; and
•
decreased supplies expenses of $0.1 million

Research and development expenses are not tracked by product candidate.

General, Administrative and Other Expenses

General, administrative and other expenses were $2.4 million and $2.4 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $0.1 million was primarily due to:

•
decreased personnel expenses of $0.2 million which consisted of severance and vacation accrual costs in the prior year
•
increased professional fees of $0.1 million such as legal and patent filing fees
•
decreased facilities expenses of $0.1 million
•
increased costs associated with maintaining our Nasdaq listing of $0.1 million

Change in fair value of SEPA put option liability

There was no change in the fair value of the SEPA put option liability during the three months ended June 30, 2026. There was a $0.1 million gain in the change in the fair value of the SEPA put option liability during the three months ended June 30, 2025 resulting primarily from changes in stock price and other assumptions used in the valuation model.

Change in fair value of convertible debt

We received advances in the form of convertible notes pursuant to the SEPA in December 2024 and June 2025 and elected to account for the short-term convertible notes under the fair value option. Under the fair value option, all costs associated with raising the funds were expensed immediately. The convertible notes were fully paid off in 2025.

Other expense

There is $0.1 million of other expense for the three months ended June 30, 2026 primarily for the loss on the lease termination and $0.6 million of non-cash original discount on convertible debt for the three months ended June 30, 2025.

Interest income

Interest income was approximately $15,000 and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Interest income is comprised of interest income and unrealized gain/losses on cash equivalents.

Interest expense

Interest expense was approximately $7,000 and $0 for the three months ended June 30, 2026 and 2025, respectively.

Income taxes

The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets.

Comparison of Six Months Ended June 30, 2026 and 2025

The following tables set forth our results of operations for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Change Amount
	2026	2025
	(unaudited, in thousands)
Operating expenses:
Research and development	$4,611	$3,821	$790
General, administrative and other	4,490	5,200	(710)
Total operating expenses	9,101	9,021	80
Loss from operations	(9,101)	(9,021)	(80)
Other income/(expense)
Change in fair value of SEPA put option liability	54	(10)	64
Change in fair value of convertible debt	—	(117)	117
Other expense	(94)	(625)	531
Interest income	35	149	(114)
Interest expense	(11)	—	(11)
Total other income/(expense)	(16)	(603)	587
Net loss	$(9,117)	$(9,624)	$507

Research and Development Expenses

Research and development expenses were $4.6 million and $3.8 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $0.8 million was primarily due to:

•
increased CRO costs of $1.1 million for the clinical trial currently underway;
•
increased lab facilities expense of $0.1 million; and
•
decreased supplies expenses of $0.4 million.

Research and development expenses are not tracked by product candidate.

General, Administrative and Other Expenses

General, administrative and other expenses were $4.5 million and $5.2 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $0.7 million was primarily due to:

•
decreased personnel expenses of $0.4 million which consisted of severance and vacation accrual costs in the prior year;
•
decreased professional fees of $0.3 million such as legal and accounting fees;
•
decreased travel expenses of $0.1 million; and
•
increased costs associated with maintaining our Nasdaq listing of $0.1 million.

Change in fair value of SEPA put option liability

The change in fair value of the SEPA put option liability was a gain of $0.1 million during the six months ended June 30, 2026 and resulted primarily from changes in stock price and other assumptions used in the valuation model.

Change in fair value of convertible debt

We received advances in the form of convertible notes pursuant to the SEPA in December 2024 and June 2025 and elected to account for the short-term convertible notes under the fair value option. Under the fair value option, all costs associated with raising the funds were expensed immediately. The convertible notes were fully paid off in 2025.

Other expense

There is $0.1 million of other expense for the six months ended June 30, 2026 primarily for the loss on the lease termination and $0.6 million of non-cash original discount on convertible debt for the six months ended June 30, 2025.

Interest income

Interest income was approximately $35,000 and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. Interest income is comprised of interest income and unrealized gain/losses on cash equivalents.

Interest expense

Interest expense was approximately $11,000 and $0 for the six months ended June 30, 2026 and 2025, respectively, primarily related to financing our directors and officers insurance.

Income taxes

The effective income tax rate was 0.0% for all periods. Currently, we have recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Overview

Through June 30, 2026, we have financed our operations primarily with various borrowings and stock offerings. As of June 30, 2026, we had cash and cash equivalents of $3.5 million and an accumulated deficit of $63.3 million.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(7,655)	$(9,259)
Net cash used in investing activities	—	(256)
Net cash provided by financing activities	6,276	4,375

Net decrease in cash and cash equivalents	$(1,379)	$(5,140)

Cash Flows from Operating Activities

Net cash used in operating activities was $7.7 million and $9.3 million for the six months ended June 30, 2026 and 2025, respectively, and consisted primarily of net losses of $9.1 million and $9.6 million, respectively. Noncash expenses consisting of stock-based compensation expense of $1.4 million, and amortization of operating lease right-of-use asset of $0.3 million partially offset the net loss, while an increase in prepaid expenses of $0.9 million, an increase in accounts payable and accrued expenses of $0.9 million, and a decrease in operating lease liability of $0.2 million added to the cash used in operations in the six months ended June 30, 2026. In addition, we issued a note receivable of $0.4 million. For the six months ended June 30, 2025, noncash expenses consisting of change in fair value of convertible debt of $0.3 million, change in fair value of SEPA put option liability of $0.1 million, net loss on issuance of Common Stock in exchange for convertible debt of $0.2 million, stock-based compensation expense of $0.6 million, and amortization of operating lease right-of-use asset of $0.1 million partially offset the net loss, while an increase in prepaid expenses of $0.4 million, a decrease in accounts payable and accrued expenses of $1.0 million, and a decrease in operating lease liability of $0.1 million added to the cash used in operations.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.0 million and approximately $0.3 million for the six months ended June 30, 2026 and 2025, respectively, and consisted primarily of laboratory equipment purchases.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6.3 million and $4.4 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we issued stock under the SEPA for $0.8 million and stock from our ATM of $0.3 million. We also sold stock in a registered offering for net proceeds of $2.6 million and a private placement for net proceeds of $2.6 million. In addition, we received proceeds from a loan for D&O costs of $0.3 million and repaid $0.2 million.

Funding Requirements

We have incurred operating losses since our formation and expect such losses to continue in the future as we build infrastructure, develop intellectual property and conduct research and development activities. Moreover, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. We do not have any products approved for sale, and we have never generated any revenue from product sales. We have primarily relied on a combination of angel investors, private debt placements, convertible debt issuances, and sales of equity to fund our operations. As of June 30, 2026, we had an accumulated deficit of $63.3 million and cash and cash equivalents of $3.5 million. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current or future product candidates and we do not know when, or if, that will occur. Unless and until such time that revenue and net income are generated, we will need to continue to raise additional capital. These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements included in this Quarterly Report. The financial statements have been prepared as though we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to raise additional capital. We believe we will be able to obtain additional capital through equity financings or other arrangements to fund operations; however, there can be no assurance that such additional financing, if available, can be obtained on acceptable terms. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. During the six months ended June 30, 2026, we have implemented measures to reduce operating expenses including delaying certain research and development project spend while prioritizing near term pipeline projects, limiting finance, legal and administrative costs, and decreasing spend on office space. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, and other licensing arrangements. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management, including our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Exchange Act) as of the end of the period covered by this Quarterly Report. During the preparation of our financial statements for the six months ended June 30, 2026, our management identified a material weakness in our internal control over financial reporting due to a lack of segregation of duties. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, our management identified a material weakness in our internal controls within the financial reporting function that resulted from an ineffective design and implementation of controls over proper segregation of duties for the period of time covered by our consolidated financial statements prior to our Chief Financial Officer joining us in June 2025 when all financial functions were handled by a single individual, and afterward, through June 30, 2026, due to a limited number of individuals. Based upon such evaluation, and due to the material weakness identified, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These factors raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our Common Stock, and it may be more difficult for us to obtain financing. If existing or potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. During the six months ended June 30, 2026, we have implemented measures to reduce operating expenses including delaying certain research and development project spend while prioritizing near term pipeline projects, limiting finance, legal and administrative costs, and decreasing spend on office space. If we are unable to continue as a going concern, we will be forced to further delay, reduce, or discontinue our research and development programs or consider other various strategic alternatives and you could lose all or part of your investment in us.

Risks Related to Development, Regulatory Approval and Commercialization

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

We do not know whether our future clinical trials will begin on time, whether our ongoing trials and/or future trials will enroll patients on time, or whether our ongoing and/or future clinical trials will be completed on schedule or at all. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials or preclinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND or similar foreign authorization, or not approving or delaying approval for any clinical trial grant or similar approval we need to initiate a clinical trial. Clinical trials can be delayed for a variety of reasons, including delays related to:

•
the FDA, the EMA or other comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
•
obtaining regulatory authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;
•
challenges or delays in recruiting principal investigators or study sites to lead our clinical trials;
•
any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
obtaining approval from one or more independent IRBs;
•
IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

•
delays in enrollment due to travel or quarantine policies, or other factors related to pandemics or other events outside our control;
•
changes to clinical trial protocol;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
manufacturing sufficient quantities of a product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
•
subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;
•
subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•
lack of adequate funding to continue the clinical trial;
•
subjects experiencing severe or unexpected product-related adverse effects;
•
occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•
selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•
a facility manufacturing our product candidates or any of their components being ordered by the FDA, the EMA, or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•
any changes to our manufacturing process that may be necessary or desired;
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP or other regulatory requirements;
•
third-party contractors not performing data collection or analysis in a timely or accurate manner;
•
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA, the EMA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•
approval policies or regulations of the FDA, EMA or other comparable regulatory authorities significantly changing in a manner rendering our clinical data insufficient for approval.

Several of the above factors are arising as we progress our CYWC628 twelve-week Phase1/2 clinical trial in Australia for the treatment of DFUs. For example, recruitment and enrollment of patients is slower than anticipated, partly as a result of protocol eligibility requirements and higher than anticipated pre-screen failures. Additionally, some clinical study sites are experiencing limited patient pools, investigator departures, and limited resources. As a result, we are working to onboard additional sites in order to support recruitment objectives and maintain applicable timelines for the trial. If we are unable to remedy these issues, we may experience delays in completing our CYWC628 clinical trial.

Conducting clinical trials in foreign countries, as we are doing for CYWC628 and may do for our other product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•
be delayed in obtaining marketing approval, if at all;
•
obtain approval for indications or patient populations that are not as broad as intended or desired;
•
obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•
be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•
be subject to the addition of labeling statements, such as warnings or contraindications;
•
be sued; or
•
experience damage to our reputation.

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

Risks Related to Manufacturing

Manufacturing cell therapy products is complex and subject to both human and systemic risks. Our third-party manufacturers and suppliers or we may encounter difficulties in production and sourcing and may be subject to variations and supply constraints of critical components. If we or any of our third-party manufacturers and suppliers encounter such difficulties, our ability to supply our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

The manufacture of biologic cell therapy product candidates, and products, if approved, is complex and requires significant expertise and capital investment, including developing advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process, and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of critical components. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including consistency, stability, purity, and efficacy of the product, product testing, operator error, mechanical malfunctions, equipment failures, and availability of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. For example, (i) timelines for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia were extended as we worked with our CDMO to resolve process issues with the manufacturing training runs and increase the number of aseptic process simulation runs needed to confirm sterility of the manufacturing process before we began the manufacture of CYWC628 for the clinical trial, and (ii) lower than expected yields from the manufacture of the three batches of the CYWC628 drug product have required, and may require us to spend significant financial resources to manufacture additional batches of the CYWC628 drug product, as needed, in order to complete the DFU trial. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability, purity, and efficacy failures, deficiencies, or other issues relating to manufacturing our product candidates will not occur in the future.

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

Our failure, or the failure of our third-party manufacturers or suppliers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product candidates, operating restrictions, and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be evaluated by the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA, or other comparable regulatory authorities, we may not be able to secure and/or maintain regulatory approval for our product candidates manufactured at these facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA finds deficiencies or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products, if approved.

The production of our cell banks and product candidates by a contract development manufacturing organization may fail and result in delays, additional costs, or technical failure.

We have contracted with CDMOs for the production of our master cell banks and working cell banks for our fibroblast cell-based product candidates to enable clinical trials. If the CDMO is unable to produce our master cell banks, working cell banks and our fibroblast cell-based product candidates to enable clinical trials, we may encounter delays, additional costs, or technical failure of one or more of our product candidates. For example, (i) timelines for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia were extended as we worked with our CDMO to resolve process issues with the manufacturing training run and increase the number of aseptic process simulation runs needed to confirm sterility of the manufacturing process before we began the manufacture of CYWC628 for the clinical trial and (ii) lower than expected yields from the manufacture of the three batches of the CYWC628 drug product have required, and may require us to spend significant financial resources to manufacture additional batches of the CYWC628 drug product, as needed, in order to complete the DFU trial.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, formulation, materials, and processes, are altered along the way in an effort to optimize processes and product characteristics. Such alterations can also occur due to changes in manufacturers. Such changes carry the risk that they will not achieve their intended objectives. Any such changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with product candidates produced using the modified manufacturing methods, materials, and processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay the completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials beyond those we currently anticipate, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates if approved. In addition, we may be required to make significant changes to our upstream and downstream processes across our pipeline, which could delay the development of future product candidates. For example, (i) we encountered process issues with the manufacturing training run of CYWC628 and needed to increase the number of aseptic process simulation runs needed to confirm sterility of the manufacturing process before we began the manufacture of CYWC628 for the clinical trial, and (ii) lower than expected yields from the manufacture of the three batches of the CYWC628 drug product have required, and may require us to spend significant financial resources to manufacture additional batches of the CYWC628 drug product, as needed, in order to complete the DFU trial. These issues have caused us to extend the timelines for the initiation and completion of our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia. If changes are needed to the manufacturing methods for CYWC628 as a result of these issues, the timing for the completion of our clinical trial in Australia may be further delayed.

We rely on third parties for our manufacturing process and may, in the future, depend on third-party manufacturers for our product candidates, and this increases the risk related to the timely and sufficient production of our product candidates.

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing our cell therapy product candidates. Third-party manufacturers may be unable to comply with cGMP regulations or similar regulatory requirements outside the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA, or other regulatory authorities, we will not be able to produce our product candidates. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. For example, (i) we worked with our CDMO to resolve process issues with the manufacturing training runs of CYWC628 and increase the number of aseptic process simulation runs needed to confirm sterility of the manufacturing process before we began the manufacture of CYWC628 for our planned twelve-week Phase 1/2 clinical trial utilizing CYWC628 for treatment of diabetic foot ulcers in Australia, and (ii) lower than expected yields from the manufacture of the three batches of the CYWC628 drug product have required, and may require us to spend significant financial resources to manufacture additional batches of the CYWC628 drug product, as needed, in order to complete the DFU trial. If these issues are not resolved, we will be unable to manufacture the required batches of CYWC628 to complete our clinical trial in a timely manner. If the FDA, the EMA, or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations. Furthermore, the raw materials for our product candidates may be sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply, or storage issues or otherwise, we could experience delays, disruptions, suspensions, or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

We currently rely on third-party manufacturers and suppliers to produce our product candidates. In the event that we or any of our third-party manufacturers or suppliers fail to comply with such requirements or to perform with certain requirements in relation to quality, timing, or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to enter into an agreement with another third party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our third-party manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to us or the third-party manufacturer. We may have difficulty transferring such skills or technology to another third party, and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company. Therefore, we may experience delays in our development programs if we attempt to establish new third-party manufacturing arrangements for these product candidates or methods. These factors would increase our reliance on such manufacturers or require us to obtain a license from such manufacturers in order to have another third party manufacture our product candidates. If we are required to or voluntarily stop manufacturing our product candidates for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and that the product produced is equivalent to that produced in our facility. The delays associated with the verification of a new manufacturer and equivalent product could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

As a listed company on Nasdaq, we are required to meet certain financial, public float, bid price and liquidity standards on an ongoing basis to continue the listing of our common stock. If we fail to meet these continued listing requirements, our common stock may be subject to delisting, which could materially impact the liquidity of our common stock making it more challenging to buy and sell shares of our common stock. On April 1, 2025, the listing of our common stock was moved from the Nasdaq Global Market to the Nasdaq Capital Market. We requested this move to allow us to satisfy less stringent financial, liquidity, and market capitalization requirements to continue the listing of our common stock. We remain subject to the $1 minimum bid price requirement and continued listing requirements for the Nasdaq Capital Market, including the new market value of listed securities of $5 million requirement approved by the SEC on July 22, 2026 (which is not afforded a cure period to regain compliance), and no assurance can be given that we will be able to satisfy these requirements. If we fail to meet any of these requirements, our securities may be delisted from Nasdaq.

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

On July 22, 2026, we received a Staff Determination letter, or the Staff Determination, from Nasdaq notifying us that the Staff had determined to delist our securities from the Nasdaq Capital Market. The Staff Determination stated that the bid price of our listed securities had closed at less than $1.00 per share over the previous 30 consecutive business days, from June 8, 2026 through July 21, 2026, and that, as a result, we are not in compliance with the Bid Price Rule. The Staff Determination further stated that, although companies are normally afforded a 180-calendar day period to demonstrate compliance with the Bid Price Rule, we are not eligible for any such compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) due to the fact that we effected a reverse stock split over the prior one-year period. Unless we requested an appeal of this determination by July 29, 2026, Nasdaq staff had determined that our securities would be scheduled for delisting from The Nasdaq Capital Market and would be suspended at the opening of business on July 31, 2026. We timely requested a hearing before a Nasdaq Hearings Panel to appeal the Staff’s determination. The timely hearing request stays any further delisting actions through the hearing process. At the hearing, we expect to present our plan to regain compliance with Nasdaq’s continued listing requirements. There can be no assurance that we will be successful in our appeal, that the Nasdaq Hearings Panel will grant our request for continued listing, or that we will be able to regain or maintain compliance with any applicable Nasdaq listing requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding all unregistered securities we sold during the six months ended June 30, 2026. Unless stated otherwise, the sales of the securities listed below were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Below is a summary of shares sold to YA II PN, LTD., or Yorkville, pursuant to the standby equity purchase agreement, or the SEPA, dated December 20, 2024, with Yorkville, during the six months ended June 30, 2026. Shares were sold at a 4% discount to the applicable market price.

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

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41934	3.1	August 28, 2024

3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-41934	3.1	June 13, 2025

3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41934	3.1	April 3, 2026

3.4	Second Amended and Restated Bylaws of the Registrant	8-K	001-41934	3.1	April 17, 2026

4.1	Form of Common Stock Purchase Warrant issued April 2, 2026	8-K	001-41934	4.1	April 2, 2026

4.2	Form of Pre-Funded Common Stock Purchase Warrant issued April 2, 2026	8-K	001-41934	4.2	April 2, 2026

4.3	Form of Placement Agent Warrant issued April 2, 2026	8-K	001-41934	4.3	April 2, 2026

4.4	Form of Pre-Funded Warrant issued June 29, 2026	8-K	001-41934	4.1	June 29, 2026

4.5	Form of warrants issued June 29, 2026	8-K	001-41934	4.2	June 29, 2026

4.6	Form of Placement Agent Warrant issued June 29, 2026	8-K	001-41934	4.3	June 29, 2026

10.1	Form of Securities Purchase Agreement, dated March 31, 2026, between FibroBiologics, Inc. and the purchasers named therein	8-K	001-41934	10.1	April 2, 2026

10.2	Form of Securities Purchase Agreement, dated June 25, 2026, between FibroBiologics, Inc. and the purchaser named therein	8-K	001-41934	10.1	June 29, 2026

10.3	Form of Registration Rights Agreement, dated June 25, 2026, between FibroBiologics, Inc. and the purchaser named therein	8-K	001-41934	10.2	June 29, 2026

10.4+	FibroBiologics, Inc. 2026 Equity and Incentive Compensation Plan	8-K	001-41934	10.1	June 23, 2026

10.5+	Form of Stock Option Agreement	8-K	001-41934	10.2	June 23, 2026

10.6	At The Market Offering Agreement dated May 1, 2026 between the Company and H.C. Wainwright & Co., LLC	8-K	001-41934	1.1	May 1, 2026

10.7	Sublease Buyout Agreement, dated April 3, 2026, between FibroBiologics, Inc. and United Fire & Casualty Co. (doing business as United Fire Group)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

+ Indicates management contract or compensatory plan.

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

FIBROBIOLOGICS, INC.

Date: July 31, 2026	By:	/s/ Jason D. Davis
Jason D. Davis Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)